Form 10QSB
period 2006-04-30
Arbutus Resources, Inc.
filed 2006-08-14
CIK 1363573

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                       For the Period ended April 30, 2006
                        Commission File Number 333-134549



                             ARBUTUS RESOURCES, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

                                   Nevada N/A
                                   ------ ---
                  (State of incorporation) (Employer ID Number)


                              #4 3798 Laurel Street
                    Burnaby, British Columbia, Canada V5G 1M7
                                 (250) 729-6731
          (Address and telephone number of principal executive offices)


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X                                   No
                       -------                                   --------

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  Yes     X                                   No
                       -------                                   --------

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes     X                                   No
                       -------                                   --------

There were 8,780,000 shares of Common Stock outstanding as of April 30, 2006.

                             ARBUTUS RESOURCES INC.
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                                 APRIL 30, 2006










BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS
NOTES TO THE INTERIM FINANCIAL STATEMENTS

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------

                                                                              April 30, 2006   January 31,
                                                                                  - $ -            2006
                                                                                                  - $ -
                                                                              --------------- ---------------
                                                                                (Unaudited)      (Audited)
                                                                              --------------- ---------------
ASSETS

Current assets
         Cash                                                                         30,452          50,125
         Prepaid expense                                                              15,000               -
------------------------------------------------------------------------------------------------------------

                                                                                      45,452          50,125
============================================================================================================


LIABILITIES

Current liabilities
         Accounts payable and accrued liabilities                                      2,000           5,000
                                                                              --------------- ---------------

STOCKHOLDERS' EQUITY

Common stock (Note 4)
   Authorized:
   75,000,000 common shares with a par value of $0.001
   Issued and outstanding:
   8,780,000 common shares (January 31, 2006: 8,780,000)                               8,780           8,780
Additional paid-in capital                                                            65,620          65,620
Deficit accumulated during the exploration stage                                     (30,948)        (29,275)
                                                                              --------------- ---------------
                                                                                      43,452          45,125
                                                                              --------------- ---------------

-------------------------------------------------------------------------------------------------------------

                                                                                      45,452          50,125
=============================================================================================================

Nature and continuance of operations (Note 1)

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                                        Cumulative from
                                                                                         April 19, 2004
                                            Three months ended     Three months ended    (Inception) to
                                              April 30, 2006         April 30, 2005      April 30, 2006
                                                   - $ -                  - $ -              - $ -
                                            -------------------------------------------------------------
Expenses

General and administrative                                1,673                      -             6,748
Mineral property costs (Note 3)                               -                      -            24,200
                                                              -
                                            -------------------------------------------------------------

Net loss                                                 (1,673)                      -          (30,948)
                                            =============================================================

Basic and diluted net loss per share                     (0.00)                      -
                                            -------------------------------------------

Weighted average number of shares
outstanding                                           8,780,000
                                            ===========================================









                                       - See Accompanying Notes -

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period April 19, 2004 (Inception) to April 30, 2006

----------------------------------------------------------------------------------------------------------------------------
                                                                                               Deficit
                                                                                             Accumulated
                                                                          Additional         During the
                                                Common Shares               Paid-in          Exploration
                                         -----------------------------
                                            Number        Par Value         Capital             Stage             Total
                                         -------------   -------------   --------------    ----------------    -------------
Balance April 19, 2004                              -  $            -  $             -   $               -   $            -

Net loss                                            -               -                -                   -                -
----------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2005                           -               -                -                   -                -

Capital stock issued for cash:
- July 2005 at $0.001 per share             7,400,000           7,400                -                   -            7,400
-July 2005 at $0.05 per share               1,100,000           1,100            9,900                   -           11,000
- August 2005 at $0.20 per share               30,000              30            5,970                                6,000
                                                                                                         -
- December 2005 at $0.20 per share            250,000             250           49,750                   -           50,000
Net loss                                            -               -                -            (29,275)         (29,275)
----------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2006 (Audited)         8,780,000           8,780           65,620            (29,275)           45,125

Net loss for period                                 -               -                -             (1,673)          (1,673)
----------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 2006 (Unaudited)         8,780,000  $        8,780  $        65,620   $        (30,948)   $       43,452
============================================================================================================================













                                                - See Accompanying Notes -

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                               Cumulative from
                                                                                                April 19, 2004
                                                           Three months        Three months     (Inception) to
                                                            ended April         ended April       April 30,
                                                             30, 2006              2005              2006
                                                               - $ -               - $ -            - $ -
                                                          ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          (1,673)                   -          (30,948)
Changes in non-cash working capital accounts                     (18,000)                   -          (13,000)
                                                          ------------------------------------------------------
Net cash used in operations                                      (19,673)                   -          (43,948)
                                                          ------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash                                                  -                   -            74,400
                                                          -----------------------------------------------------
Net cash provided by financing activities                               -                   -            74,400
                                                          -----------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                  (19,673)                   -            30,452

CASH, BEGINNING                                                    50,125                   -                 -
                                                          -----------------------------------------------------=

CASH, ENDING                                                       30,452                   -            30,452
                                                          ======================================================

Supplemental cash flow information:

         Cash paid for:

            -Interest                                                   -                   -                -

            -Income taxes                                               -                   -                -
                                                          ======================================================








                           - See Accompanying Notes -

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2006
(Unaudited)
--------------------------------------------------------------------------------

1.      NATURE AND CONTINUANCE OF OPERATIONS

        The Company was incorporated in the State of Nevada on April 19, 2004 and is in the exploration stage of its resource business. Prior to July 2005 the Company was dormant, had not issued any shares and had not entered into any transactions. During the year ended January 31, 2006 the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of British Columbia, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

        These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $30,948 as at April 30, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation
        ---------------------

        The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

        Exploration Stage Company
        -------------------------

        The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

        Mineral Interests
        -----------------

        Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

        Use of Estimates and Assumptions
        --------------------------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2006
(Unaudited)
--------------------------------------------------------------------------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        Foreign Currency Translation
        ----------------------------

        The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

        Fair Value of Financial Instruments
        -----------------------------------

        The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

        Environmental Costs
        -------------------

        Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

        Income Taxes
        ------------

        The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        At April 30, 2006 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

        Basic and Diluted Loss Per Share
        --------------------------------

        The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

        The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2006
(Unaudited)
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-based Compensation
         ------------------------

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

         The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the fiscal year beginning on February 1, 2006. The Company did not record any compensation expense in the first quarter of 2006 because there were no stock options outstanding prior to the adoption or at April 30, 2006.

         Recent Accounting Pronouncements
         --------------------------------

         In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, Accounting for Conditional Asset Retirement Obligations. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of November 1, 2005. Adoption of this pronouncement had no effect on the 2006 financial statements, and management does not expect this pronouncement to have a significant effect on the Company's future reported financial position or earnings.

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2006
(Unaudited)
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (Continued)
         --------------------------------------------

         In July 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. Management does not expect that this standard will have a significant effect on the Company's financial position or results of operations.

         In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the first quarter of fiscal 2007. Management does not expect the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2006
(Unaudited)
--------------------------------------------------------------------------------

3.       MINERAL INTERESTS

         Green Energy Claim, British Columbia, Canada

         On October 1, 2005 the Company acquired a 100% interest in the Green Energy Claim located in the Province of British Columbia, Canada. Consideration for the acquisition was $20,000 paid to an unrelated party. During the year ended January 31, 2006 the Company incurred a total of $24,200 (2005-Nil) of property costs which were expensed in the year.

         The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

4.      COMMON STOCK

        The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

        During the year ended January 31, 2006, the Company issued 8,780,000 (2005-Nil) shares of common stock for total cash proceeds of $74,400 (2005-Nil). At April 30, 2006, there were no outstanding stock options or warrants.

5.      INCOME TAXES

        As of April 30, 2006, the Company had net operating loss carry forwards of approximately $31,000 that may be available to reduce future years' taxable income through 2026. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Our cash in the bank at April 30, 2006 was $30,452. We have generated no revenues and have incurred $30,948 in expenses, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement. Our plan of operation for the next twelve months is to complete the recommended phase one and phase two exploration programs on the Green Energy Claims property at an estimated cost of $10,520.

The Phase I exploration program will consist of mapping and sampling. We intend to commence this phase in the fall of 2006. The phase will take approximately one month to complete.

Phase II will consist of detailed sampling and radiometric surveys. We intend to commence this phase in the spring of 2007. The phase will take approximately one month to complete.

We also anticipate spending approximately $19,873 in connection with administrative expenses relating to our affairs, including all costs relating to our reporting obligations. Accordingly, we anticipate spending $30,393 in order to accomplish our business objectives over the next 12 months.

Net cash provided by financing activities since inception through April 30, 2006 was $74,400, which consisted of:

In July 2005, a total of 5,000,000 shares of Common Stock were issued in exchange for $5,000 US, or $.001 per share. These securities were issued to the officers and directors of the company.

In July 2005, a total of 2,400,000 shares of Common Stock were issued in exchange for $2,400 US, or $.001 per share to 6 unaffiliated shareholders.

In August 2005, a total of 1,100,000 shares of Common Stock were issued in exchange for $11,000 US, or $.01 per share to 11 unaffiliated shareholders.

In September 2005, a total of 30,000 shares of Common Stock were issued in exchange for $6,000 US, or $.20 per share to 12 unaffiliated shareholders.

In November 2005, a total of 125,000 shares of Common Stock were issued in exchange for $25,000 US, or $.20 per share to 2 unaffiliated shareholders.

In December 2005, a total of 125,000 shares of Common Stock were issued in exchange for $25,000 US, or $.20 per share to 2 unaffiliated shareholders.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Plan of Operation
-----------------

The Phase I exploration program will consist of mapping and sampling. We intend to commence this phase in the fall of 2006. The phase will take approximately one month to complete.

Phase II will consist of detailed sampling and radiometric surveys. We intend to commence this phase in the spring of 2007. The phase will take approximately one month to complete.

1. Phase 1: Mapping the extent of the basalt cap and reconnaissance soil sampling. Available maps of the area are regional and insufficiently detailed. In practice it is recommended to do traverses spaced 250 meter apart across the topographic ridge and map all outcrops. The contact zone of the basalt cap, once mapped, needs to be systematically sampled at 200 meter intervals. This would detect uranium leaching from a paleochannels or from mineralized paleochannels uncovered by erosion of the basalt cap.

2. A second phase of exploration is to consist of detailed soil sampling (50 meter intervals along 50 meter spaced lines) and radiometric surveys over all areas with elevated uranium defined under 1. above.

3. Phase 3, Drilling; If anomalous concentrations of uranium are detected drilling through the basalt, up slope from the high uranium in soils, is recommended

-------------------------------------------------------------------------------
                                                         BUDGET
-------------------------------------------------------------------------------
Phase 1                                                       C$       US $
-------------------------------------------------------------------------------
Mapping             Geologist 3 days @  $500/day                1500
-------------------------------------------------------------------------------
Soil sampling       Technician  3 days @ $250/day                750
-------------------------------------------------------------------------------
Food/lodging        at $ 125/day/person                          750
-------------------------------------------------------------------------------
Analysis            60 samples at $15                            900
-------------------------------------------------------------------------------
Travel  2 person-days                                            750
-------------------------------------------------------------------------------
Transportation                                                   500
-------------------------------------------------------------------------------
Report                                                          1500
-------------------------------------------------------------------------------
                     total                                      6650      5320
-------------------------------------------------------------------------------
Phase 2
-------------------------------------------------------------------------------
Detailed soil sampling   Technician  4 days @ $250/day          1000
-------------------------------------------------------------------------------
Radiometric survey       Technician 4 days @ $250/day           1000
-------------------------------------------------------------------------------
Geologist                1 day @ $500/day                        500
-------------------------------------------------------------------------------
Travel                                                           750
-------------------------------------------------------------------------------
Transportation                                                   750
-------------------------------------------------------------------------------
Maps                                                            1000
-------------------------------------------------------------------------------
Analysis                        100 samples @ $15               1500
-------------------------------------------------------------------------------
                     total                                      6500      5200
-------------------------------------------------------------------------------

Phase 3
--------------------------------------------------------------------------------
Percussion drilling   6 holes a 100 m each @ $90/m              54000
--------------------------------------------------------------------------------
Permitting                                                       5000
--------------------------------------------------------------------------------
Supervision logging    Geologist 10 days                         5000
--------------------------------------------------------------------------------
Drill paths and access                                          10000
--------------------------------------------------------------------------------
Report and drafting                                              6000
--------------------------------------------------------------------------------
Analysis                                                         4000
--------------------------------------------------------------------------------
Domicile and transport                                           4000
--------------------------------------------------------------------------------
Contingency 5%                                                   4500
--------------------------------------------------------------------------------
                     total                                      92500     74000
                                                               -----------------


We currently have enough funds on hand to complete the first two phases of exploration on the Green Energy Claims. To complete phase three will require additional funding. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we may not be able to raise sufficient funding from the sale of our common stock to fund the third phase of the exploration program. We do not have any arrangements in place for any future equity financing. Our management is prepared to provide us with short-term loans, although no such arrangement has been made.

If we do not secure additional funding for phase 3 of our exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the Green Energy Claims. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms. We may also pursue acquiring interests in alternate mineral properties in the future.


Off-Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements.


Significant Accounting Policies
-------------------------------

It is suggested that these financial statements be read in conjunction with our January 31, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-134549.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:


Exploration Stage Company
-------------------------
The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

Mineral Interests
-----------------

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

Income Taxes
------------

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At April 30, 2006 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-134549, at the SEC website at www.sec.gov:

Exhibit
Number            Description

3.1                        Articles of Incorporation*
3.2                        Bylaws*
31.1                       Sec. 302 Certification of Principal Executive Officer
31.2                       Sec. 302 Certification of Principal Financial Officer
32.1                       Sec. 906 Certification of Principal Executive Officer
32.2                       Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended April 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 11, 2006                       Arbutus Resources, Inc., Registrant

                                    By:  /s/ Karen Law
                                        ------------------------------
                                        Karen Law, President, Chief Executive
                                        Officer, Principal Accounting
                                        Officer, and Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


August 11, 2006              Arbutus Resources, Inc., Registrant

                                By: /s/ Karen Law
                                ------------------------------
                                Karen Law, President, Chief Executive Officer, Principal Accounting Officer and Chief Financial Officer