Form 10QSB
period 2006-07-31
Arbutus Resources, Inc.
filed 2006-09-13
CIK 1363573

================================================================================



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB


                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                       For the Period ended July 31, 2006
                        Commission File Number 333-134549



                             ARBUTUS RESOURCES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  Nevada                                 N/A
          ----------------------                --------------------
         (State of incorporation)               (Employer ID Number)


                              #4 3798 Laurel Street
                    -----------------------------------------
                    Burnaby, British Columbia, Canada V5G 1M7
                    -----------------------------------------
                                 (250) 729-6731
           ------------------------------------------------------------
          (Address and telephone number of principal executive offices)


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                                        No   X
                       ------                                   ------


Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes     X                                   No
                       -------                                  ------

There were 8,780,000 shares of Common Stock outstanding as of July 31, 2006.

                             ARBUTUS RESOURCES INC.
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                                  JULY 31, 2006
                                   (Unaudited)




















BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

=============================================================================================================
                                                                                 July 31,      January 31,
                                                                                   2006            2006
                                                                                  - $ -           - $ -
                                                                              --------------- ---------------
                                                                               (Unaudited)      (Audited)
                                                                              --------------- ---------------
ASSETS

Current assets
         Cash                                                                         41,496          50,125
-------------------------------------------------------------------------------------------------------------

                                                                                      41,496          50,125
=============================================================================================================


LIABILITIES

Current liabilities
         Accounts payable and accrued liabilities                                          -           5,000
                                                                              --------------- ---------------

STOCKHOLDERS' EQUITY

Common stock (Note 3)
   Authorized:
   75,000,000 common shares with a par value of $0.001
   Issued and outstanding:
   8,780,000 common shares (January 31, 2006: 8,780,000)                               8,780           8,780
Additional paid-in capital                                                            65,620          65,620
Deficit accumulated during the exploration stage                                    (32,904)        (29,275)
                                                                              --------------- ---------------
                                                                                      41,496          45,125
                                                                              --------------- ---------------

------------------------------------------------------------------------------------------------------------

                                                                                      41,496          50,125
=============================================================================================================

Nature and continuance of operations (Note 1)











                           - See Accompanying Notes -

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

==============================================================================================================
                                                                                                 Cumulative
                                                                                    Six          from April
                                                Three        Three                  months        19, 2004
                                               months       months     Six months   ended        (Inception)
                                             ended July   ended July   ended July   July 31,     to July 31,
                                              31, 2006     31, 2005     31, 2006       2005         2006
                                                - $ -        - $ -        - $ -       - $ -         - $ -
                                             ------------ ------------ ------------ ----------- --------------
Expenses

General and administrative                         1,956            -        3,629           -          6,748

Mineral property costs (Note 2)                        -            -            -           -         24,200
                                             ------------ ------------ ------------ ----------- --------------

Net loss                                          (1,956)           -       (3,629)          -        (30,948)
                                             ============ ============ ============ =========== ==============

Basic and diluted net loss per share              (0.00)       (0.00)        (0.00)      (0.00)
                                             ------------ ------------ ------------ ----------- --------------

Weighted average number of shares
outstanding                                    8,780,000    1,416,665    8,780,000      708,33
                                             ============ ============ ============ ===========

























                                         - See Accompanying Notes -

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period April 19, 2004 (Inception) to April 30, 2006

============================================================================================================================
                                                                                               Deficit
                                                                                             Accumulated
                                                                          Additional         During the
                                                Common Shares               Paid-in          Exploration
                                         -----------------------------
                                            Number        Par Value         Capital             Stage             Total
                                         -------------   -------------   --------------    ----------------    -------------
Balance April 19, 2004                              -  $            -  $             -   $               -   $            -

Net loss                                            -               -                -                   -                -
----------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2005                           -               -                -                   -                -

Capital stock issued for cash:
- July 2005 at $0.001 per share             7,400,000           7,400                -                   -            7,400
- July 2005 at $0.05 per share              1,100,000           1,100            9,900                   -           11,000
- August 2005 at $0.20 per share               30,000              30            5,970                                6,000
                                                                                                         -
- December 2005 at $0.20 per share            250,000             250           49,750                   -           50,000
Net loss                                            -               -                -            (29,275)         (29,275)
----------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2006 (Audited)         8,780,000           8,780           65,620            (29,275)           45,125

Net loss                                            -               -                -             (3,629)          (3,629)
----------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 2006 (Unaudited)         8,780,000  $        8,780  $        65,620   $        (32,904)   $       41,496
============================================================================================================================





















                                                - See Accompanying Notes -

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

===========================================================================================================================
                                                                                                Six        Cumulative from
                                                                                               months      April 19, 2004
                                                                                 Six months    ended       (Inception) to
                                                                                 ended July   July 31,        July 31,
                                                                                  31, 2006       2005          2006
                                                                                   - $ -        - $ -          - $ -
                                                                                ------------- ----------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                             (3,629)           -          (30,948)
Changes in non-cash working capital accounts
                                                                                     (5,000)           -          (13,000)
                                                                                ------------- ----------- -----------------

Net cash used in operations                                                          (8,629)           -          (43,948)
                                                                                ------------- ----------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

Shares issued for cash                                                                     -      18,400           74,400
                                                                                ------------- ----------- -----------------

                                                                                                                   74,400
Net cash provided by financing activities                                                  -      18,400
                                                                                ------------- ----------- -----------------

NET INCREASE (DECREASE) IN CASH                                                      (8,629)           -           30,452

CASH, BEGINNING                                                                                                          -
                                                                                     50,125            -
                                                                                ------------- ----------- -----------------

CASH, ENDING                                                                         41,496       18,400           30,452
                                                                                ============= =========== =================

Supplemental cash flow information:

         Cash paid for:

            -Interest                                                                      -           -                 -

            -Income taxes                                                                  -           -                 -
                                                                                ============= =========== =================









                                                - See Accompanying Notes -

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2006
(Unaudited)
================================================================================
1.      NATURE AND CONTINUANCE OF OPERATIONS

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

        These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $32,904 as at July 31, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.


        The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended January 31, 2006 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

2.      MINERAL INTERESTS

        Green Energy Claim, British Columbia, Canada
        --------------------------------------------
        On October 1, 2005 the Company acquired a 100% interest in the Green Energy Claim located in the Province of British Columbia, Canada.
        Consideration for the acquisition was $20,000 paid to an unrelated party. During the year ended January 31, 2006 the Company incurred a total of $24,200 of property costs which were expensed in the year. The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2006
(Unaudited)
================================================================================
3.      COMMON STOCK

        The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

        During the year ended January 31, 2006, the Company issued 8,780,000 shares of common stock for total cash proceeds of $74,400. At July 31, 2006, there were no outstanding stock options or warrants.

4.      INCOME TAXES

        As of July 31, 2006, the Company had net operating loss carry forwards of approximately $33,000 that may be available to reduce future years' taxable income through 2026. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2.  PLAN OF OPERATION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
-------  ---------------------------------------------------------------------

Plan of Operation
-----------------

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase I exploration program which consists of mapping and sampling. We intend to commence this phase in the fall of 2006. The phase will take approximately one month to complete.

Following the successful completion of phase I we will commence with phase II which will consist of detailed sampling and radiometric surveys. We intend to commence this phase in the spring of 2007. The phase will take approximately one month to complete.

Should the results of phase II detects concentrations of Uranium we will commence with phase III which will consist of drilling.


Phases I to III will involve the following:

1. Phase I: Mapping the extent of the basalt cap and reconnaissance soil sampling. Available maps of the area are regional and insufficiently detailed. In practice it is recommended to do traverses spaced 250 meter apart across the topographic ridge and map all outcrops. The contact zone of the basalt cap, once mapped, needs to be systematically sampled at 200 meter intervals. This would detect uranium leaching from a paleochannels or from mineralized paleochannels uncovered by erosion of the basalt cap. We anticipate the cost of this phase to be approximately $5,320.

2. Phase II: Soil sampling (50 meter intervals along 50 meter spaced lines) and radiometric surveys over all areas with elevated uranium defined under 1. above. We anticipate the cost of this phase to be approximately $5,320.

3. Phase III: Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content. We anticipate the cost of this phase to be approximately $74,000.

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

If we do not secure additional funding for phase three of our exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the Green Energy Claims. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms. We may also pursue acquiring interests in alternate mineral properties in the future.

Results of Operations for the Six Month Period Ended July 31, 2006

We did not earn any revenues during the six-month period ended July 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Green Energy Claim, which is doubtful.

We incurred operating expenses in the amount of $3,629 for the six-month period ended July 31, 2006. These operating expenses, comprised of general and administration expenses, were primary incurred in connection with the preparation and filing of our Form SB-2 registration statement.

Our net loss for the six-month period ended July 31, 2006 increased 100% from the comparative period in fiscal 2005 (2005: Nil)as the we were inactive during the first half of fiscal 2005.

At July 31, 2006, we had total assets of $41,496 consisting entirely of cash. At the same date, we has no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements.

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

         Exhibit
         Number            Description
         -------           -----------

         31.1             Sec. 302 Certification of Principal Executive Officer
         31.2             Sec. 302 Certification of Principal Financial Officer
         32.1             Sec. 906 Certification of Principal Executive Officer
         32.2             Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended July 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


September 13, 2006                          Arbutus Resources, Inc., Registrant

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


September 13, 2006                         Arbutus Resources, Inc., Registrant

                                   By:     /s/ Karen Law
                                           ------------------------------
                                           Karen Law, President, Chief Executive
                                           Officer, Principal Accounting
                                           Officer and Chief Financial Officer