Form 10QSB
period 2006-10-31
Arbutus Resources, Inc.
filed 2006-12-08
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB


                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended October 31, 2006
                        Commission File Number 333-134549



                             ARBUTUS RESOURCES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                          N/A
  ------------------------                        --------------------
  (State of incorporation)                        (Employer ID Number)


                              #4 3798 Laurel Street
                    Burnaby, British Columbia, Canada V5G 1M7
                                 (250) 729-6731
          -------------------------------------------------------------
          (Address and telephone number of principal executive offices)


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes              No    X
                       ------         -------


Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes     X        No
                       -------        -------

There were 8,780,000 shares of Common Stock outstanding as of October 31, 2006.

                             ARBUTUS RESOURCES INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                OCTOBER 31, 2006

                                   (Unaudited)



BALANCE SHEET

INTERIM STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENT OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                             ARBUTUS RESOURCES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


============================================================================================================================

                                                                                                Unaudited        Audited
                                                                                              --------------- --------------
                                                                                               October 31,     January 31,
                                                                                                   2006           2006
                                                                                                  - $ -           - $ -
                                                                                              --------------- --------------
ASSETS

Current assets
Cash                                                                                                  32,895         50,125
----------------------------------------------------------------------------------------------------------------------------

                                                                                                      32,895         50,125
============================================================================================================================


LIABILITIES

Current liabilities
Accounts payable and accrued liabilities                                                                   -          5,000
                                                                                              --------------- --------------

STOCKHOLDERS' EQUITY

Common stock (Note 4)
   Authorized:
   75,000,000 common shares with a par value of $0.001
   Issued and outstanding:
   8,780,000 common shares (January 31, 2006: 8,780,000)                                               8,780          8,780
Additional paid in capital                                                                            65,620         65,620
Deficit accumulated during the exploration stage                                                    (41,505)       (29,275)
                                                                                              --------------- --------------

                                                                                                      32,895         45,125
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      32,895         50,125
============================================================================================================================

Nature and continuance of operations (Note 1)


                           - See Accompanying Notes -

                             ARBUTUS RESOURCES INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                             Three months   Three months    Nine months                    Cumulative from
                                                 ended          ended          ended       Nine months     April 19, 2004
                                              October 31,    October 31,    October 31,   ended October    (Inception) to
                                                 2006           2005           2006          31, 2005     October 31, 2006
                                                 - $ -           -$-           - $ -           -$-              - $ -
                                             -------------- -------------- -------------- --------------- ------------------
Expenses

General and administrative                           8,601             28         12,230              48             17,305

Mineral property costs (Note 3)                          -              -              -               -             24,200
-------------------------------------------- -------------- -------------- -------------- --------------- ------------------

Net loss                                           (8,601)           (28)       (12,230)            (48)           (41,505)
-------------------------------------------- -------------- -------------- -------------- --------------- ------------------

Basic and diluted loss per share                    (0.00)         (0.00)         (0.00)          (0.00)
-------------------------------------------- -------------- -------------- -------------- ---------------

Weighted average number of common shares
outstanding                                      8,780,000      8,525,000      8,780,000       3,726,000
============================================ ============================= ============== ===============


                           - See Accompanying Notes -

                             ARBUTUS RESOURCES INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period April 19, 2004 (Inception) to October 31, 2006
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                Additional         During the
                                                   Common Shares                 Paid in          Exploration
                                           -------------------------------
                                              Number          Par Value          Capital             Stage            Total
                                           --------------    -------------    ---------------   -----------------  ------------
Balance April 19, 2004                                 -   $            -   $              -  $                - $           -
---------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2005                              -                -                  -                   -             -

Capital stock issued for cash:
- July 2005 at $0.001 per share                7,400,000            7,400                  -                   -         7,400
- July 2005 at $0.01 per share                 1,100,000            1,100              9,900                   -        11,000
- August 2005 at $0.20 per share                  30,000               30              5,970                   -         6,000
- December 2005 at $0.20 per share               250,000              250             49,750                   -        50,000
Net loss                                               -                -                  -            (29,275)      (29,275)
---------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2006 (Audited)            8,780,000            8,780             65,620            (29,275)        45,125

Net loss                                               -                -                  -            (12,230)      (12,230)
---------------------------------------------------------------------------------------------------------------------------------

Balance, October 31, 2006 (Unaudited)          8,780,000   $        8,780   $         65,620  $         (41,505) $      32,895
=================================================================================================================================



                           - See Accompanying Notes -

                             ARBUTUS RESOURCES INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Cumulative from
                                                                                                               April 19, 2004
                                                                             Nine months       Nine months     (Inception) to
                                                                            ended October     ended October     October 31,
                                                                               31, 2006         31, 2005            2006
                                                                                - $ -             - $ -            - $ -
                                                                           ----------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                           (12,230)             (48)          (41,505)

Changes in non-cash working capital accounts                                        (5,000)                -                 -
-------------------------------------------------------------------------------------------------------------------------------

Net cash used in operations                                                        (17,230)             (48)          (41,505)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Shares issued for cash                                                                    -           24,400            74,400
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                 -           24,400            74,400
-------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                    (17,230)           24,352            32,895

CASH, BEGINNING                                                                      50,125                -                 -
-------------------------------------------------------------------------------------------------------------------------------

CASH, ENDING                                                                         32,895           24,352            32,895
===============================================================================================================================

Supplemental cash flow information:

         Cash paid for:

            -Interest                                                                     -                 -                -
===============================================================================================================================

            -Income taxes                                                                 -                 -                -
===============================================================================================================================


                           - See Accompanying Notes -

                             ARBUTUS RESOURCES INC.
                         (An Exploration Stage Company)
                        Notes To The Financial Statements
                                October 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

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


        The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2006 included in the Company's Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

        Exploration Stage Company

        The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

        Mineral Interests

        Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. To date, the Company's mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures.

        Use of Estimates and Assumptions

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


                             ARBUTUS RESOURCES INC.
                         (An Exploration Stage Company)
                        Notes To The Financial Statements
                                October 31, 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Foreign Currency Translation

        The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

        At October 31, 2006 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

                             ARBUTUS RESOURCES INC.
                         (An Exploration Stage Company)
                        Notes To The Financial Statements
                                October 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-based Compensation

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

         The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the fiscal year beginning on February 1, 2006. The Company did not record any compensation expense in the first quarter of 2006 because there were no stock options outstanding prior to the adoption or at October 31, 2006.

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

        During the year ended January 31, 2006, the Company issued 8,780,000 (2005-Nil) shares of common stock for total cash proceeds of $74,400 (2005-Nil). At October 31, 2006, there were no outstanding stock options or warrants.

5.      INCOME TAXES

        As of October 31, 2006, the Company had net operating loss carry forwards of approximately $40,000 that may be available to reduce future years' taxable income through 2026. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2.  PLAN OF OPERATION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
-------------------------------------------------------------------------------

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase I exploration program which consists of mapping and sampling. We intend to commence this phase in the winter of 2006. The phase will take approximately one month to complete.

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

Results of Operations for the Nine Month Period Ended October 31, 2006

We did not earn any revenues during the six-month period ended October 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Green Energy Claim, which is doubtful.

We incurred operating expenses in the amount of $12,230 for the nine-month period ended October 31, 2006. These operating expenses, comprised of general and administration expenses, were primary incurred in connection with the preparation and filing of our Form SB-2 registration statement.

Our net loss for the nine-month period ended October 31, 2006 increased approximately 100% from the comparative period in fiscal 2005 (2005: $48)as we were inactive during the first nine months of fiscal 2005.

At October 31, 2006, we had total assets of $32,895 consisting entirely of cash. At the same date, we had no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 2. UNREGISTERED SALE OF SECURITIES

None.

ITEM 3. DEFAULT OF SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-134549, at the SEC website at :

         Exhibit
         Number            Description

         31.1              Sec. 302 Certification of Principal Executive Officer
         31.2              Sec. 302 Certification of Principal Financial Officer
         32.1              Sec. 906 Certification of Principal Executive Officer
         32.2              Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended October 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


December 5, 2006          Arbutus Resources, Inc., Registrant

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


December 5, 2006           Arbutus Resources, Inc., Registrant

                           By: /s/ Karen Law
                              ------------------------------
                              Karen Law, President, Chief Executive Officer, Principal Accounting Officer and Chief Financial Officer