Form 10KSB
period 2007-01-31
Arbutus Resources, Inc.
filed 2007-04-26
CIK 1363573

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended January 31, 2007
                        Commission File Number 333-134549


                             ARBUTUS RESOURCES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

          Nevada                    1000              N/A
           ------                   ----              ---
(State or other jurisdiction   (Primary Standard    (IRS Employer
   of incorporation or             Industrial     Identification No.)
      organization)             Classification      Code Number)




                             #4 - 3798 Laurel Street
                    Burnaby, British Colombia, Canada V5G 1M7
                            Telephone (250) 729-6731

 (Address, including zip code, and telephone number of registrant's principal executive offices)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ____

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
     -------         --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). __X__

As of January 31, 2007, the registrant had 8,780,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PART I
Item 1.       Description of Business                                        3
Item 2.       Description of Property                                       14
Item 3.       Legal Proceedings                                             14
Item 4.       Submission of Matters to a Vote of Securities Holders         14

PART II
Item 5.       Market for Common Equity, Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities          14
Item 6.       Management's Discussion of Analysis or Plan of Operation      15
Item 7.       Financial Statements                                          19
Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           28
Item 8A.      Controls and Procedures                                       28

PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons  28
Item 10.      Executive Compensation                                        30
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                    30
Item 12.      Certain Relationships and Related Transactions                31
Item13.       Exhibits                                                      31
Item 14.      Principal Accountant Fees and Services                        31

Signatures                                                                  32

                                     PART I

Item 1 - Description of Business

Principal Products or Services and Markets

General Information
-------------------

General Information
-------------------

We were incorporated on April 19, 2004 under the laws of the state of Nevada. On that date, Karen Law and Lyle Smith were appointed as our directors. As well, Ms. Law was appointed as our president, chief executive officer, chief financial officer and treasurer, while Mr. Smith was appointed as our secretary.

We are an exploration stage company with no revenues and a limited operating history. We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired a 100% undivided right, title and interest in and to twenty cells, known collectively as the Green Energy Claims, located 61 km southwest of the City of Williams Lake in South Central British Columbia, Canada.

The principal executive offices are located at #4 - 3798 Laurel Street, Burnaby, B.C. Canada. The telephone number is (250) 729-6731.

As of January 31, 2007 we had generated no revenues and had a net loss of $50,433 since inception. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 8,780,000 common shares issued and outstanding as of January 31, 2007.

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 3,780,000 shares at a price of $0.20 per share.

On February 26, 2007 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol ARBU.

Our plan of operation is to determine whether the Green Energy Claims contain reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Green Energy Claims Purchase Agreement

On October 1, 2005, we acquired a 100% interest in the Green Energy Claims located in South Central British Columbia. Consideration for the acquisition was $20,000 from an unrelated party and we also obtained an evaluation report at a cost of $4,200.

Title to the Green Energy Claims

The Green Energy Claims consist of one Mineral Cell Title Submission recorded as a Mineral Claim on September 27, 2005 with Tenure record ID No 520478. The claim consists of 20 cells with a total surface area of 401.175 Hectares (1099.22 acres). A "mineral claim" refers to a specific section of land over which a title holder owns rights to explore for and extract minerals from the ground. Such rights may be transferred or held in trust. The claim is registered in the name of J. Lunshof. J. Lunshof sold a 100% interest in the mineral claim to Arbutus Resources Inc. All of the area of the mineral claims in unencumbered Crown Land.

Description of the Claim

The Green Energy property is located in South Central British Columbia, Canada, 61 km southwest of the City of Williams Lake on NTS Sheet 92O (Latitude: 51(0) 39' 12"N and Longitude: 122(0) 33' 10" W). The property consists of one Mineral Cell Title Submission (MCX) recorded as a Mineral Claim on September 27, 2005 with Tenure record ID No 520478. The claim contains 20 cells with a total surface area of 401.175 Hectares (1099.22 acres).

Since January 2005 all mineral claims in British Columbia are acquired by an internet based map staking system, so location and title is secure and easily verifiable. The author verified titles at the website of the British Columbia Ministry of Energy and Mines (http://www.mtonline.gov.bc.ca/). The claim was acquired by and is registered in the name of J. Lunshof. J. Lunshof sold a 100% interest in the mineral claim to ARBUTUS RESOURCES INC. All of the area of the mineral claims is unencumbered Crown Land.

The claim is in good standing until September 27, 2006. To keep the claim in good standing, assessment work, acceptable to the Minister of Energy and Mines, has to be performed within the first year. The requirement is $100.00 per year per cell for each of the first 3 years after September 2006 and $200 per cell per year post September 2009. Assessment work has to be completed by a qualified person and registered before the expiry date of the claim. Cash can be paid in lieu of assessment work. In addition to the assessment work or cash in lieu, a yearly fee of $0.40 per hectare per year is required. Total costs to maintain the GREEN ENERGY claims until September 27, 2008 are $4,323.

Location and Access

The property is situated in South Central British Columbia 61 km southwest of the City of Williams Lake (see figures 1 and 2 below). The property can be reached by road from Williams Lake by following paved Highway 20 west to the Community of Riske Creek and then south along a dense network of logging roads to the upper reaches of Gaspard Creek, 20 km northwest of the Gang Ranch, for a total road distance of 96km. Alternatively the property can be reached by road from Highway 97 at the Municipality of 100-Mile House by turning west on secondary gravel roads leading through the communities of Dog Creek and Gang Ranch for a total road distance of 87 km.

The communities of Riske Creek, Gang Ranch and Dog Creek are small with limited services. The Towns of Williams Lake and 100 Mile House are regional population centres with many services and amenities for industrial, educational and leisure activities. The airport at Williams Lake has daily scheduled flights to Vancouver.

The property is situated in the Fraser plateau an area generally with gentle relief, but deeply incised by the Fraser River and its tributaries. Elevations on the property vary from 1275 to 1500 m above sea level. Vegetation consists mainly of Lodge pole pine and Douglas fir. The climate is characterised by hot and dry summers and cold but wetter winters. Most precipitation falls in the form of snow during the wintertime. Snow cover prevails from mid November until mid April.



Green Energy Claims location map see attached PDF ex 99.1

Exploration History

No records could be found of any prior exploration on the property. The general area, as most of British Columbia, is covered by regional stream sediment surveys, systematic wide spaced aeromagnetic coverage and regional geological mapping. These data were generated by the Geological Survey of Canada and/or the BC Geological survey

Geological Report: Green Energy Claims

We have obtained a geological report on the Green Energy Claims that was prepared by Mr. Andre M. Pauwels, P. Geo, a consulting geologist from Richmond, B.C. The geological report summarizes the results of exploration in the area of the property and makes a recommendation for further exploration work.

In his report, Mr. Pauwels concluded that the claim is highly prospective for the preservation of uranium mineralization in a paleochannels under the basalt cap. Mr. Pauwels recommends a three-phase program to determine the potential of the property to host economic mineralization. Phase I will consist of mapping and sampling at 200 meter intervals. Phase II will consist of detailed soil sampling at 50 meter intervals and radiometric surveys over all areas with elevated uranium as defined in Phase I. Phase III, if concentrations of uranium are detected in the previous phases, will consist of diamond drilling.

Property Geology

The main geological information for the area is mapping on a 1/250,000 scale. These geological data are reproduced on the BC Geological survey's website (http://www.em.gov.bc.ca/Mining/Geolsurv/MapPlace/) and those were the data used for this report. The geology of the area is illustrated on figure 4 and a close up is presented on figure 5

The property is situated in the intermontane morphogeological belt of South Central British Columbia. In general this belt, that runs parallel to the general north-westerly trend of the Cordillera through the whole length of British Columbia, is composed of volcanic and sedimentary rock ranging in age from Devonian to Recent and has early Mesozoic to early Tertiary granitic intrusions. Locally the oldest rocks are greenstones of Pennsylvanian age overlain by volcanic and sedimentary rocks of the Permian to Triassic Cache Creek Group.

The principal tectonic feature of the area is the north to northwest trending Fraser fault system. This is a several km wide fault zone that separates the Cache Creek terrane to the east from the Stikine terrane to the west and is topographically marked by the Fraser River Canyon. It is recognized that this fault system was active in early tertiary times and that the west side moved northerly 130 km relative to the east side. The geological history after the Fraser Fault is dominated by several episodes of deposition of flat lying volcanic rocks and minor sediments from Eocene to Recent. These volcanic rocks mantle most of the plateau west of the Fraser fault and so obscure the underlying older strata. The tertiary volcanics are subdivided in early Eocene Volcanoclastic rocks and Pliocene to Recent basalt flows and sediments of the Chilcotin group. For the purpose of Uranium exploration of importance are the presence of the Fraser Fault system , which would provide a large area deep weathering and hence would facilitate uranium mobilization from bedrock sources and secondly the presence of isolated patches of Chilcotin group basalts that could represent infill of paleochannels. Magmatic rocks only form a minor component of the area and consist mainly of fault bounded elongate bodies within the Fraser Fault system.

As illustrated on figure 5, the GREEN ENERGY Claim covers a 1.5 km long by 0.5 km wide area of Basalt overlying Volcanoclastic rocks of earlier tertiary age. The basalt caps a local topographic ridge oriented in a north-westerly direction.

Property Geochemistry

The whole area, like most of British Columbia, has been the subject of systematic regional stream sediment and water surveys. The density of sampling is approximately 1 per 10 to 20 km2. The work was done by the Geological Survey of Canada, often in cooperation with the BC Geological survey and is fully depicted on the MapPlace website of the B.C. Geological Survey
(http://www.em.gov.bc.ca/Mining/Geolsurv/MapPlace/). These data were used for the geologist's report.

For the purpose of the geology report the results of Uranium in water were studied. It is believed that uranium amounts in streams represent the amount and rate of uranium liberated through natural weathering processes from bedrock sources. The area surrounding the GREEN ENERGY claim exhibits exceptionally high Uranium in stream waters. Streams having greater than 1 ppb cover a broad 10 to 15 km wide swath closely aligned along the Fraser Fault system. The peak value is 36 ppb U, one of the highest values in the whole province. Values above 4 ppb (above the 98 percentile of all values in the province) cover a 25 by 4 km area within the 1 ppb contour, along the west side of the Fraser River. The GREEN ENERGY claim covers a small basalt cap close to and topographically upstream from the area with values over 4 ppb U.


Regional Geology map see attached ex 99.2 PDF

                                 GEOLOGY LEGEND

MIOCENE to PLEISTOCENE
         CHILCOTIN GROUP
                  MPlCvb   Basic volcanic rocks
                  MPlCsc   Coarse classic sedimentary rocks

EOCENE
         Unnamed
                  Evc      Volcanoclastic rocks

LOWER to UPPER CRETACEOUS
         Unnamed
                  luK      Marine sedimentary rock

LOWER CRETACEOUS
         SPENCES BRIDGE GROUP
                  lKSB     Calc-alkaline volcanic rock

EARLY CRETACEOUS
         Mt. ALEX PLUTONIC COMPLEX
                  EKMAgd   Quartz dioritic intrusive rocks

JURASSIC to CRETACEOUS
         Unnamed
                  JKdr     Dioritic intrusive rocks

UPPER PERMIAN
         Unnamed
                  uPCvd    Dacitic volcanic rock

PERMIAN to TRIASSIC
         CACHE CREEK COMPLEX
                  PTrCvb   Basaltic volcanic rock
                  PTrCch   Chert, siliceous argillite, siliciclastic rocks
                  PTrCsv   Volcanoclastic rock
                  PTrCum   Ultramafic complex

LOWER PERMIAN
         FARWELL PLUTON
                  LPFqm    Quartz-monzonite intrusive rock

LOWER MISSISSIPPIAN to PENNSYLVANIAN
         Unnamed
                  MPngs    Greenstone, Greenschist, metamorphic

Deposit Type

The area of the claims is prospective for Basal-Type Uranium deposits. This type of deposit is known from Japan, USA and locally in British Columbia. The most prominent local example is the Blizzard Deposit located southeast of the city of Kelowna in the Okanagan Region of Southern British Columbia. The Blizzard deposit was extensively drilled by Norcen Energy Resources in the late seventies and Norcen cited a total of 4,020 metric tonnes of Uranium contained within the deposit (Norcen 1979).

The geology and geochemistry of this type of deposits in British Columbia is described by D. Boyle (1980) and D. Boyle and S. Ballantyne (1982). Briefly these deposits are formed in unconsolidated stream channel sediments by uranium rich groundwater. The deposits are preserved by basalt flows that fill in the stream valleys and form an impermeable cap over the paleochannels. Uranium rich groundwater appear not only to need an uranium rich source rock such as alkaline intrusions and volcanic rocks, but also are enhanced by large regional fault zones. Deposition of uranium appears to need the presence of organic carbon, such as plant material, within the stream sediments. Uranium mineralization follows favourable parts of the paleochannels and is essentially sandwiched between the relatively impermeable basalt flow above and impermeable un-weathered bedrock below. Erosion, subsequent to the deposition of the basalt flows in a river valley, will happen along the thin edges of the basalt flow. The effect over time is an inversion of topography. The basalt covering the paleochannel will become a topographic ridge.

Because of the emplacement of Uranium mineralization between impermeable layers, exploitation by in situ leaching is probably feasible. In situ leaching, a technique used in the USA, Australia and in the area of the former USSR and other locales, consist of, closely spaced, drilled wells and a modestly sized plant to extract uranium from solutions. In-situ leaching has minimal impact on the environment of the area and is much less disruptive than mining by open pit excavation. Because of this not only are that capital requirements much lower than for excavation mining, but also the acceptance by all stakeholders of the enterprise is greatly enhanced.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $3,000 - $5,000 (depending on the anticipated amount of disturbance).

The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,000. (1 day - crew & equipment)

To keep the claim in good standing, assessment work, acceptable to the Minister of Energy and Mines, has to be performed within the first year. The requirement is $100.00 per year per cell for each of the first 3 years after September 2006 and $200 per cell per year post September 2009. Assessment work has to be completed by a qualified person and registered before the expiry date of the claim. Cash can be paid in lieu of assessment work. In addition to the assessment work or cash in lieu, a yearly fee of $0.40 per hectare per year is required. Total costs to maintain the GREEN ENERGY claims until September 27, 2008 are $4,323.

An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our mineral claims.

Employees

We have no employees as of the date of this report other than our two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------
IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Green Energy Claims, and therefore we will need to obtain additional financing in order to complete our business plan. As of January 31, 2007, we had cash in the amount of $23,967. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Green Energy Claims. We currently have sufficient funds to conduct the first two phases of the exploration on the property but will require additional financing in order to determine whether the property contains economic mineralization. We will also require additional financing if the costs of the exploration of the Green Energy Claims are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for uranium, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Green Energy Claims to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Although we are preparing to commence exploration on the Green Energy Claims in the summer of 2007, we have not yet commenced exploration on the property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. To date, we have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Green Energy Claims and the production of uranium from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that our mineral claims contain economic mineralization or reserves of uranium.

Exploration for uranium is a speculative venture necessarily involving substantial risk. Our exploration of the Green Energy Claims may not result in the discovery of commercial quantities of uranium. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for uranium involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER RESERVES OF URANIUM ON THE GREEN ENERGY CLAIMS, WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP THE PROPERTY.

The Green Energy Claims do not contain any known bodies of mineralization. If our exploration programs are successful in establishing minerals of commercial tonnage and grade, we will require additional funds in order to further develop the property. At this time, we cannot assure investors that we will be able to obtain such financing.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The Independent Auditor's Report to our audited financial statements for the period ended January 31, 2007, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

BECAUSE OUR DIRECTORS OWN 57% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 57% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any technical training in the field of geology. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR DIRECTORS  HAVE OTHER  BUSINESS  INTERESTS,  THEY MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Ms. Karen Law, and our Secretary, Mr. Lyle Smith, intend to devote 7 to 10 and 4 to 5 hours per week respectively to our business affairs. It is possible that the demands on Ms. Law and Mr. Smith from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Ms. Law and Mr. Smith may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

IF AN ACTIVE MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no active trading market for our common stock and we can provide no assurance that an active trading market will develop. We have obtained a listing of our common stock on the over the counter bulletin board. However, we can provide investors with no assurance that an active trading market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

OUR SHARES ARE CLASSIFIED AS A PENNY STOCK.

Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by a shareholder for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Item 2 - Description of Property

We acquired a 100% undivided right, title and interest in and to the mineral claims, known as Green Energy Claims, located in South Central British Columbia, Canada.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3 - Legal Proceedings

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

Item 4 - Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the year ended January 31, 2007.


                                     PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Since February 26, 2007 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol ARBU. There has been no active trading market and thus no high and low sales prices to report.

Shares Available Under Rule 144
-------------------------------

A total of 5,000,000 shares of our common stock are available for resale to the public after July 31, 2006, in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding; or

2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this report, persons who are our affiliates hold all of the 5,000,000 shares that may be sold pursuant to Rule 144.

Holders
--------
As of January 31, 2007, we have 8,780,000 Shares of $0.001 par value common stock issued and outstanding held by 35 shareholders of record.

Dividends
----------
There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.


Item 6 - Management's Discussion and Analysis of Financial Condition or Results of Operations

Results of Operations
---------------------
We have generated no revenue since inception and have incurred $50,433 in expenses through January 31, 2007.

The following table provides selected financial data about our company for the year ended January 31, 2007.

                 Balance Sheet Data:                    1/31/07
                 -------------------------           -------------
                 Cash                                $       23,967
                 Total assets                        $       23,967
                 Total liabilities                   $            0
                 Shareholders' equity                $       23,967

There was no cash provided by financing activities for the year ended January 31, 2007.

Going Concern

Arbutus Resources, Inc. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Arbutus Resources which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one and phase two exploration programs on the Green Energy Claims property at an estimated cost of $10,520.

The Phase I exploration program will consist of mapping and sampling. We intend to commence this phase in the summer of 2007. The phase will take approximately one month to complete.

Phase II will consist of detailed sampling and radiometric surveys. We intend to commence this phase in the spring of 2008. The phase will take approximately one month to complete.

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


3.                Phase 3, Drilling;  If anomalous  concentrations  of uranium
                  -----------------
                  are detected drilling through the basalt, up slope from the high uranium in soils, is recommended

--------------------------------------------------------------------------------
                                        TABLE 2 BUDGET
--------------------------------------------------------------------------------
Phase 1                                                            C$       US $
--------------------------------------------------------------------------------
Mapping                     Geologist 3 days @  $500/day          1500
--------------------------------------------------------------------------------
Soil sampling               Technician  3 days @ $250/day          750
--------------------------------------------------------------------------------
Food/lodging                at $ 125/day/person                    750
--------------------------------------------------------------------------------
Analysis                    60 samples at $15                      900
-------------------------------------------------------------------------------
Travel  2 person-days                                              750

Transportation                                                     500

Report                                                            1500

                             total                                6650      5320

Phase 2

Detailed soil sampling      Technician  4 days @ $250/day         1000

Radiometric survey          Technician 4 days @ $250/day          1000

Geologist                   1 day @ $500/day                       500

Travel                                                             750

Transportation                                                     750

Maps                                                              1000

Analysis                    100 samples @ $15                     1500


                            total                                 6500      5200

Phase 3
--------------------------------------------------------------------------------
Percussion drilling         6 holes a 100 m each @ $90/m         54000
--------------------------------------------------------------------------------
Permitting                                                        5000
--------------------------------------------------------------------------------
Supervision logging         Geologist 10 days                     5000
--------------------------------------------------------------------------------
Drill paths and access                                           10000
--------------------------------------------------------------------------------
Report and drafting                                               6000
--------------------------------------------------------------------------------
Analysis                                                          4000
--------------------------------------------------------------------------------
Domicile and transport                                            4000
--------------------------------------------------------------------------------
Contingency 5%                                                    4500
--------------------------------------------------------------------------------
                             total                                92500   74000
                                                                 -------  ------


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

Forward Looking Statements
--------------------------

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.


Item 7 - Financial Statements

                             ARBUTUS RESOURCES INC.
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                                JANUARY 31, 2007










REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

[DALE MATHESON           Partnership of:           Robert J Burkart, Inc.     James F Carr-Hilton, Ltd.
[CARR-HILTON LABONTE     Alvin F Dale, Ltd.        Peter J Donaldson, Inc.    R.J. LaBonte, Ltd.
-------------------      Robert J Matheson, Inc.   Fraser G Ross, Ltd.
[CHARTERED ACCOUNTANTS LOGO]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


     To the Stockholders and Board of Directors of Arbutus Resources Inc.

     We have audited the accompanying balance sheets of Arbutus Resources Inc. (an exploration stage company) as of January 31, 2007 and 2006 the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 2007 and 2006 and the period from April 19, 2004 (inception) to January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, these financial statements present fairly, in all material respects, the financial position of Arbutus Resources Inc. as of January 31, 2007 and 2006 and the results of its operations and its cash flows and changes in stockholders' equity for the years ended January 31, 2007 and 2006 and the period from April 19, 2004 (inception) to January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                          Dale Matheson Carr-Hilton Labonte LLP
                                                          CHARTERED ACCOUNTANTS
     Vancouver, Canada
     March 16, 2007

 ARBUTUS RESOURCES INC.
 (An Exploration Stage Company)
 BALANCE SHEETS

==========================================================================================================================

                                                                                             January 31,     January 31,
                                                                                                 2007           2006
                                                                                                - $ -           - $ -
                                                                                            --------------- --------------
 ASSETS

 Current assets
          Cash                                                                                      23,967         50,125
                                                                                            --------------- --------------

                                                                                                    23,967         50,125
==========================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
          Accounts payable                                                                               -          5,000


 Share Capital (Note 4)
    Authorized:
    75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
    8,780,000 common shares   (January 31, 2006: 8,780,000)                                          8,780          8,780
 Additional paid-in capital                                                                         65,620         65,620
 Deficit accumulated during the exploration stage                                                  (50,433)       (29,275)
                                                                                            --------------- --------------
                                                                                                    23,967         45,125
                                                                                            --------------- --------------
                                                                                                    23,967         50,125
===========================================================================================================================

 Commitments & Contingencies (Note 1)











    The accompanying notes are an integral part of these financial statements

 ARBUTUS RESOURCES INC.
 (An Exploration Stage Company)
 Statements of Operations

=========================================================================================================================
                                                                                        Year ended       April 19, 2004
                                                                       Year ended       January 31,      (Inception) to
                                                                    January 31, 2007       2006         January 31, 2007
                                                                         - $ -             - $ -             - $ -
                                                                    ----------------- ---------------- -------------------
 Expenses
 General and administrative
                                                                              19,708            5,075              24,783
 Mineral interest costs (Note 3)                                               1,450           24,200              25,650
                                                                    ----------------- ---------------- -------------------

 Net loss                                                                   (21,158)          (29,275)            (50,433)
                                                                    ----------------- ---------------- -------------------

 Basic and diluted net loss per share                                         (0.00)           (0.00)
                                                                    ----------------- ----------------


 Weighted average number of common shares outstanding                      8,780,000        4,970,274
                                                                    ----------------- ----------------
















    The accompanying notes are an integral part of these financial statements

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period April 19, 2004 (Inception) to January 31, 2007

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Deficit
                                                                                                Accumulated
                                                                             Additional          During the
                                                Common Shares                 Paid-in           Exploration
                                           Number          Par Value          Capital              Stage               Total
Balance April 19, 2004                             -   $             -   $              -    $              -    $              -

Net loss                                           -                 -                  -                   -                   -
---------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2005                          -                 -                  -                   -                   -

Capital stock issued for cash:
- July 2005 at $0.001 per share            7,400,000             7,400                  -                   -               7,400

- July 2005 at $0.01 per share             1,100,000             1,100              9,900                   -              11,000

- August 2005 at $0.20 per share              30,000                30              5,970                   -               6,000

- December 2005 at $0.20 per share           250,000               250             49,750                   -              50,000

Net Loss                                           -                 -                  -            (29,275)            (29,275)
----------------------------------------------------------------------------------------------------------------------------------
                                          8,780,000             8,780             65,620                                  45,125
Balance, January 31, 2006                                                                            (29,275)

Net loss                                           -                 -                  -            (21,158)            (21,158)
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2007                  8,780,000   $         8,780   $
                                                                                   65,620    $       (50,433)    $         23,967
----------------------------------------------------------------------------------------------------------------------------------


















    The accompanying notes are an integral part of these financial statements

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------------
                                                                                                               April 19, 2004
                                                                           Year ended         Year ended       (Inception) to
                                                                        January 31, 2007   January 31, 2006   January 31, 2007
                                                                             - $ -               - $ -             - $ -
                                                                       ------------------- ------------------ -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         (21,158)           (29,275)          (50,433)
Changes in non cash working capital items:
  Accounts Payable                                                                (5,000)              5,000                 -
                                                                       ------------------- ------------------ -----------------
Net cash used in operations                                                      (26,158)           (24,275)          (50,433)
                                                                       ------------------- ------------------ -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash                                                                  -             74,400            74,400
                                                                       ------------------- ------------------ -----------------

NET INCREASE (DECREASE) IN CASH                                                  (26,158)             50,125            23,967

CASH, BEGINNING                                                                    50,125                  -                 -
                                                                       ------------------- ------------------ -----------------
CASH, ENDING                                                                       23,967             50,125            23,967
                                                                       ------------------- ------------------ -----------------

Supplemental cash flow information:

Cash paid for:
                                                                                        -                  -                 -
            -Interest
                                                                                        -                  -                 -
            -Income taxes
                                                                       ------------------- ------------------ -----------------















    The accompanying notes are an integral part of these financial statements

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)

Notes To The Financial Statements
January 31, 2007
================================================================================

1.      NATURE AND CONTINUANCE OF OPERATIONS

        The Company was incorporated in the State of Nevada on April 19, 2004 and is in the exploration stage of its resource business. Prior to July 2005 the Company was dormant, had not issued any shares and had not entered into any transactions. During the year ended January 31, 2006 the Company commenced operations by issuing shares and acquiring a mineral interest located in the Province of British Columbia, Canada. The Company has not yet determined whether this interest contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.


        Going Concern

        These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $50,433 as at January 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

        Mineral Interests

        The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

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

        Foreign Currency Translation

        The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains and losses arising on translation are included in comprehensive income, as a separate component of stock holders' equity. Foreign currency transaction gain or losses are included in net loss.

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)

Notes To The Financial Statements
January 31, 2007
--------------------------------------------------------------------------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Fair Value of Financial Instruments

        The carrying value of cash and accounts payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

        Income Taxes

        The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At January 31, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

        Basic and Diluted Loss Per Share

        The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss per share is equal to dilutive loss per share.

         Other Comprehensive Income
         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

         Recent Accounting Pronouncements
         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on the financial position or result of operations of the Company.

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)

Notes To The Financial Statements
January 31, 2007
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements
         --------------------------------
         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
         (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

         In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no impact on the financial position or result of operations of the Company.

3.       MINERAL INTERESTS

         Green Energy Claim, British Columbia, Canada

         On October 1, 2005 the Company acquired a 100% interest in the Green Energy Claim located in the Province of British Columbia, Canada. Consideration for the acquisition was $20,000 paid to an unrelated party. During the year ended January 31, 2007 the Company incurred $1,450 (2006 - $24,200) of property costs. Cumulative acquisition and exploration costs to January 31, 2007 were $25,650 (2006 - $24,200).

         The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.
4.       SHARE CAPITAL

         The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

         During the year ended January 31, 2007, the Company issued Nil (2006 - 8,780,000) shares of common stock for total cash proceeds of $Nil (2006
         - $74,400). At January 31, 2007, there were no outstanding stock options or warrants and accordingly the Company has not recorded any stock based compensation to date.

5.       INCOME TAXES

         As of January 31, 2007, the Company had net operating loss carry forwards of approximately $50,000 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Item 8 - Changes In and Disagreements with Accountants and Financial Disclosure

None.

Item 8A - Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons

Our executive officers and directors and their respective ages as of the date of this report are as follows:

Directors:

Name of Director                    Age

Ms. Karen Law                       38
Mr. Lyle Smith                      60


Executive Officers:

Name of Officer                     Age        Office

Karen Law                            38        President, Chief
                                               Executive Officer,
                                               Chief Financial Officer &
                                               Treasurer

Lyle Smith                          60         Secretary

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Ms. Karen Law has acted as our President, chief executive officer, treasurer, chief financial officer and as a director since our incorporation on April 19, 2004. Ms. Law has been employed since January 1994 to the present as a Sessional Instructor in Economic Issues and Micro-Economics with the British Columbia Institute of Technology in Burnaby, BC. From December 1998 to July 2004 Ms. Law was an investment advisor for Canaccord Capital Corporation in Vancouver, BC. In 1991 Ms. Law received a Bachelor of Arts (Honours) in Economics from Simon Fraser University in Burnaby BC and a Masters of Arts in Economics for the University of Waterloo, Waterloo, ONT in 1993. In addition she completed the Canadian Securities Course from the Canadian Securities Institute in 1992 and received the Canadian Options License in 1998.

Ms. Law intends to devote 7 to 10 hours of her business time per week to our affairs.

Ms. Law does not possess any professional or technical credentials relating to mineral exploration, mine development or mining.


Mr. Lyle Smith has acted as our secretary and as a director since our incorporation on April 19, 2004. Mr. Smith has also acted as president of L.S. Investments, a privately held BC Corporation specializing in commercial and residential real estate investment, from January 1999 to the present. Prior to that Mr. Smith worked in purchasing and distribution at Royal Jubilee Hospital in Victoria, BC.

Mr. Smith intends to devote 4 to 5 hours of his business time per week to our affairs.

Mr. Smith does not possess any professional or technical credentials relating to mineral exploration, mine development or mining.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.


Item 10 - Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period ended January 31, 2007.

                       Annual Compensation

                                Other Restricted Options/ LTIP Other
                                        Stock  * SARs  payouts Comp
Name    Title  Year Salary Bonus Comp. Awarded    (#)     ($)
-----------------------------------------------------------------------
Karen   Pres., 2005  $0     0      0        0          0        0
Law     CEO,   2006  $0     0      0        0          0        0
           CFO
        Dir.

Lyle    Sec.   2005  $0     0      0        0          0        0
Smith   & Dir. 2006  $0     0      0        0          0        0


There are no current employment agreements between the company and its executive officers.

In July 2005, a total of 5,000,000 shares of Common Stock were issued to Ms. Law and Mr. Smith (2,500,000 each) in exchange for $5,000 US ($2,500 each) each, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".)

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.


Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this report, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.


                                                Amount of
Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
--------------------------------------------------------------------------------

Common         Karen Law                        2,500,000       28.50%
Stock          President, Chief
               Executive & Financial Officer,
               Treasurer & Director
               #4 3798 Laurel Street
               Burnaby, B.C.
               Canada  V5G 1M7

Common         Lyle Smith                       2,500,000       28.50%
Stock          Secretary & Director
               1237 Acton Street
               Victoria, B.C.
               Canada  V8T 1Y1

Common         All Officers and Directors       5,000,000       57.00%
Stock          as a Group that consists of        shares
               two people

The percent of class is based on 8,870,000 shares of common stock issued and outstanding as of the date of this report.


Item 12 - Certain Relationships and Related Transactions

The principal executive office and telephone number are provided at no charge by Ms. Law, an officer and director of the corporation.

Ms. Law and Mr. Smith, the officers and directors of the company, will not be paid for any underwriting services that they perform on our behalf with respect to this offering.

In July 2005, a total of 5,000,000 shares of Common Stock were issued to Ms. Law and Mr. Smith (2,500,000 each) in exchange for $5,000 US ($2,500 each) each, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".)


Item 13 - Exhibits

The following exhibits are included with this filing:

         Exhibit
         Number                   Description

            *  3(i)               Articles of Incorporation
            *  3(ii)              Bylaws
            31                    Sec. 302 Certification of CEO/CFO
            32                    Sec. 906 Certification of CEO/CFO

*Incorporated by reference to our SB-2 Registration Statement filed on 5/30/06.


Item 14 - Principal Accountant Fees and Services

The total fees charged to the company for audit services were $12,000 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2007.

For the year ended January 31, 2006, the total fees charged to the company for audit services were $11,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Karen Law                                        April 26, 2007
-------------------------------                      ------------------
Karen Law, President & Director                      Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Lyle Smith                                       April 26, 2007
--------------------------------                     ------------------
Lyle Smith, Secretary & Director                     Date