Form 10QSB
period 2007-04-30
Arbutus Resources, Inc.
filed 2007-06-07
CIK 1363573

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                       For the Period ended April 30, 2007
                        Commission File Number 333-134549



                             ARBUTUS RESOURCES, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

                                   Nevada N/A
                                   ----------
                  (State of incorporation) (Employer ID Number)


                              #4 3798 Laurel Street
                    Burnaby, British Columbia, Canada V5G 1M7
                                 (250) 729-6731
           ------------------------------------------------------------
          (Address and telephone number of principal executive offices)


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

There were 8,780,000 shares of Common Stock outstanding as of April 30, 2007.

                             ARBUTUS RESOURCES INC.
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                                 APRIL 30, 2007
                                   (Unaudited)















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

 ARBUTUS RESOURCES INC.
 (An Exploration Stage Company)
 BALANCE SHEETS

 -------------------------------------------------------------------------------------------------------------------------
                                                                                              April 30,2007     January 31,
                                                                                                     - $ -           2007
                                                                                                 Unaudited          - $ -

 -------------------------------------------------------------------------------------------------------------------------
  ASSETS

 Current assets
       Cash                                                                                          6,141         23,967
 -------------------------------------------------------------------------------------------------------------------------

                                                                                                     6,141         23,967
 =========================================================================================================================


 LIABILITIES

 Current liabilities
       Accounts payable                                                                              6,214              -
 -------------------------------------------------------------------------------------------------------------------------

 CONTINGENCY (Note 1)

 STOCKHOLDERS' EQUITY

 Share Capital
    Authorized:
    75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
    8,780,000 common shares   (January 31, 2007: 8,780,000)                                          8,780          8,780
 Additional paid-in capital                                                                         65,620         65,620
 Deficit accumulated during the exploration stage                                                  (74,473)       (50,433)
 -------------------------------------------------------------------------------------------------------------------------

                                                                                                      (73)         23,967
 -------------------------------------------------------------------------------------------------------------------------

                                                                                                     6,141         23,967
 =========================================================================================================================












    The accompanying notes are an integral part of these financial statements

 ARBUTUS RESOURCES INC.
 (An Exploration Stage Company)
 Statements of Operations
 (Unaudited)

 -------------------------------------------------------------------------------------------------------------------------
                                                                      Three months     Three months      April 19, 2004
                                                                    ended April 30,     ended April      (Inception) to
                                                                          2007           30, 2006        April 30, 2007
                                                                         - $ -             - $ -             - $ -
 -------------------------------------------------------------------------------------------------------------------------
 Expenses
 General and administrative                                                   22,484            1,673              47,267
 Mineral property costs                                                        1,556                -              27,206
 -------------------------------------------------------------------------------------------------------------------------

 Net loss                                                                    (24,040)          (1,673)            (74,473)
 =========================================================================================================================

 Basic and diluted net loss per share                                         (0.00)           (0.00)
 =====================================================================================================


 Weighted average number of common shares outstanding                      8,780,000        8,780,000
 =====================================================================================================
















    The accompanying notes are an integral part of these financial statements

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

==============================================================================================================================
                                                                                             Three months      April 19, 2004
                                                                          Three months
                                                                        ended April 30,     ended April 30,    (Inception) to
                                                                              2007               2006          April 30, 2007
                                                                             - $ -               - $ -             - $ -
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         (24,040)           (1,673)           (74,473)
Changes in non cash working capital items:
  Accounts Payable                                                                 6,214           (18,000)             6,214
-------------------------------------------------------------------------------------------------------------------------------

Net cash used in operations                                                      (17,826)          (19,673)           (68,259)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash                                                                 -                 -             74,400
-------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                  (17,826)          (19,673)             6,141

CASH, BEGINNING                                                                   23,967            50,125                 -
-------------------------------------------------------------------------------------------------------------------------------

CASH, ENDING                                                                       6,141            30,452              6,141
===============================================================================================================================

Supplemental cash flow information:

Cash paid for:
                                                                                       -                 -                 -
            - Interest
===============================================================================================================================
                                                                                       -                 -                 -
            - Income taxes
===============================================================================================================================












    The accompanying notes are an integral part of these financial statements

ARBUTUS RESOURCES INC.
(An Exploration Stage Company)

Notes To The Financial Statements
April 30, 2007
(Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $74,473 at April 30, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Results of Operations
---------------------

We did not earn any revenues during the three-month period ended April 30, 2007.

We incurred operating expenses in the amount of $24,040 for the three-month period ended April 30, 2007. These operating expenses were comprised of general and administrative expenses of $22,484 and mineral property costs of $1,556.

Our net loss for the three-month period ended April 30, 2007 increased from the comparative period in fiscal 2006 (2006: $1,673) primarily due to an increase in general and administrative expenses and mineral property costs as a result of commencement of operations.

At April 30, 2007, we had total assets of $6,141 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $6,214.

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

1.                Phase  1:   Mapping   the   extent  of  the   basalt  cap  and
                  --------------------------------------------------------------
                  reconnaissance soil sampling. Available maps of the area are regional and insufficiently detailed. In practice it is recommended to do traverses spaced 250 meter apart across the topographic ridge and map all outcrops. The contact zone of the basalt cap, once mapped, needs to be systematically sampled at 200 meter intervals. This would detect uranium leaching from a paleochannels or from mineralized paleochannels uncovered by erosion of the basalt cap.


2. A second phase of exploration is to consist of detailed soil sampling (50 meter intervals along 50 meter spaced lines) and radiometric surveys over all areas with elevated uranium defined under 1. above.


3.                Phase 3, Drilling; If anomalous concentrations  of uranium are
                  -----------------
                  detected drilling through the basalt, up slope from the high uranium in soils, is recommended

               --------------------------------------------------------------------------------------------
                                                     TABLE 2 BUDGET
               --------------------------------------------------------------------------------------------
               Phase 1                                                                     C$       US $
               ------------------------------- ---------------------------------------- --------- ---------
               Mapping                         Geologist 3 days @  $500/day                 1500
               ------------------------------- ---------------------------------------- --------- ---------
               Soil sampling                   Technician  3 days @ $250/day                 750
               ------------------------------- ---------------------------------------- --------- ---------
               Food/lodging                    at $ 125/day/person                           750
               ------------------------------- ---------------------------------------- --------- ---------
               Analysis                        60 samples at $15                             900
               ------------------------------- ---------------------------------------- --------- ---------
               Travel  2 person-days                                                         750
               ------------------------------- ---------------------------------------- --------- ---------
               Transportation                                                                500
               ------------------------------- ---------------------------------------- --------- ---------
               Report                                                                       1500
               ------------------------------- ---------------------------------------- --------- ---------
                                                total                                       6650      5320
               ------------------------------- ---------------------------------------- --------- ---------
               Phase 2
               ------------------------------- ---------------------------------------- --------- ---------
               Detailed soil sampling          Technician  4 days @ $250/day                1000
               ------------------------------- ---------------------------------------- --------- ---------
               Radiometric survey              Technician 4 days @ $250/day                 1000
               ------------------------------- ---------------------------------------- --------- ---------
               Geologist                       1 day @ $500/day                              500
               ------------------------------- ---------------------------------------- --------- ---------
               Travel                                                                        750
               ------------------------------- ---------------------------------------- --------- ---------
               Transportation                                                                750
               ------------------------------- ---------------------------------------- --------- ---------
               Maps                                                                         1000
               ------------------------------- ---------------------------------------- --------- ---------
               Analysis                        100 samples @ $15                            1500
                                                                                                  ---------
               ------------------------------- ---------------------------------------- ---------
                                                total                                       6500      5200
               ------------------------------- ---------------------------------------- --------- ---------

               ------------------------------- ---------------------------------------- --------- ---------
               Phase 3
               ------------------------------- ---------------------------------------- --------- ---------
               Percussion drilling             6 holes a 100 m each @ $90/m                54000
               ------------------------------- ---------------------------------------- --------- ---------
               Permitting                                                                   5000
               ------------------------------- ---------------------------------------- --------- ---------
               Supervision logging             Geologist 10 days                            5000
               ------------------------------- ---------------------------------------- --------- ---------
               Drill paths and access                                                      10000
               ------------------------------- ---------------------------------------- --------- ---------
               Report and drafting                                                          6000
               ------------------------------- ---------------------------------------- --------- ---------
               Analysis                                                                     4000
               ------------------------------- ---------------------------------------- --------- ---------
               Domicile and transport                                                       4000
               ------------------------------- ---------------------------------------- --------- ---------
               Contingency 5%                                                               4500
               ------------------------------- ---------------------------------------- --------- ---------
                                               total                                       92500     74000
                                                                                        --------- ---------

We currently do mot have enough funds on hand to commence the exploration on our claims. To complete phase one, two and three will require additional funding. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or loans from our directors. However, we may not be able to raise sufficient funding from the sale of our common stock to fund the third phase of the exploration program. We do not have any arrangements in place for any future equity financing. Our management is prepared to provide us with short-term loans, although no such arrangement has been made.

If we do not secure additional funding for our exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the Green Energy Claims. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms. We may also pursue acquiring interests in alternate mineral properties in the future.


Off-Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements.


Significant Accounting Policies
-------------------------------

It is suggested that these financial statements be read in conjunction with our January 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB annual filing on the SEC website at www.sec.gov under our SEC File Number 333-134549.

Our significant accounting policies are as follows:

Mineral Interests
-----------------

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2007, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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

None.

ITEM 5. OTHER INFORMATION

Not applicable.



ITEM 6.   EXHIBITS
------------------

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


June 7, 2007                   Arbutus Resources, Inc., Registrant

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


June 7, 2007                   Arbutus Resources, Inc., Registrant

                               By: /s/ Karen Law
                               ------------------------------
                               Karen Law, President, Chief Executive Officer, Principal Accounting Officer and Chief Financial Officer