Form 10QSB
period 2007-07-31
US Uranium Inc.
filed 2007-09-17
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the Period ended July 31, 2007

Commission File Number 333-136167

US URANIUM INC.
(Name of small business issuer in its charter)

Nevada	333-134549	83-0483725
(State of incorporation)	(Commission File No.)	(IRS Employer ID Number)

1640 Terrace Way
Walnut Creek, CA 94597
(Address of principal executive offices)

(925) 930-0100
(Issuer’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 56,193,002 shares of Common Stock outstanding as of September 13, 2007.

ITEM 1. FINANCIAL STATEMENTS.

US URANIUM, INC.
(A Development Stage Company)
Balance Sheets
(unaudited)

	July 31,	January 31,
	2007	2007
	(unaudited)

ASSETS

CURRENT ASSETS
Cash in bank	$-	$23,967
Note receivable	557,927	-

TOTAL CURRENT ASSETS	557,927	23,967

PROPERTY AND EQUIPMENT	-	-

TOTAL ASSETS	$557,927	$23,967

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$219,287	$-
Common stock subscribed	-	-
Notes payable-related party	-	-

TOTAL CURRENT LIABILITIES	219,287	-

LONG-TERM DEBT	-	-

TOTAL LIABILITIES	219,287	-

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value;
10,000,000 shares authorized, none outstanding
Common stock: $0.001 par value;
300,000,000 shares authorized, 56,193,002 and
55,753,000 shares issued and outstanding, respectively	56,193	55,753
Additional paid in capital	646,207	18,647
Treasury stock	(31,000)	-
Accumulated deficit	(332,760)	(50,433)

TOTAL STOCKHOLDERS' EQUITY	338,640	23,967

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$557,927	$23,967

The accompanying notes are an integral part of these financial statements.

US URANIUM, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	On April 19,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES
Mineral property expenses	-	-	1,556	-	27,206
General and administrative	258,287	1,956	280,771	3,629	305,554

TOTAL OPERATING EXPENSES	258,287	1,956	282,327	3,629	332,760

NET LOSS	$(258,287)	$(1,956)	$(282,327)	$(3,629)	$(332,760)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares
Outstanding	55,973,001	55,753,000	55,840,434	55,753,000

The accompanying notes are an integral part of these financial statements.

US URANIUM, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the	For the	On April 19,
	Six Months Ended	Six Months Ended	2004 through
	July 31,	July 31,	July 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(282,327)	$(3,629)	$(332,760)

Adjustments to reconcile net income to
net cash provided by operating activities:
Common stock issued for services	2,000	-	2,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	(5,000)	-
Increase (decrease) in accounts payable	219,287	-	219,287

NET CASH (USED) BY OPERATING ACTIVITIES	(61,040)	(8,629)	(111,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	(557,927)	-	(557,927)

NET CASH (USED) BY INVESTING ACTIVITIES	(557,927)	-	(557,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-related party	-	-	-
Proceeds from common stock	595,000	-	669,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	595,000	-	669,400

NET INCREASE IN CASH	(23,967)	(8,629)	-

CASH - BEGINNING OF PERIOD	23,967	50,125	-

CASH - END OF PERIOD	$-	$41,496	$-

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

US URANIUM, INC.
Notes to the Consolidated Financial Statements
July 31, 2007 and January 31, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $332,760 at July 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - SUBSEQUENT EVENT

On August 8, 2007, the Company entered into a Reversal Agreement which sold the shares of its wholly owned subsidiary, Cromwell Uranium Holdings, Inc., (“Holdings”) to the sole shareholder of Holdings prior to the merger of Holdings in exchange for the 31,000,000 shares of the Company’s common stock to the Company.  Those shares are currently held in treasury.  Holdings also agreed to repay to the Company the entire net principal amount of the bridge loan it had received together with certain expenses incurred by the Company, totaling $557,927.  In connection with that obligation, Holdings issued to the Compnay a promissory note which is due on November 15, 2007, and bears interest at the rate of 9%.

In connection with the Merger, the Company was to issue 100,000 stock options to David Rector, a member of the Board of Directors.  Those options were not and will not be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

Some of the statements contained in this report that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

Our plan of operation for the next twelve months is to explore possibilities of a business combination. We are exploring various business opportunities that have the potential to generate revenue and profits in order to financially accommodate the costs of being a publicly held company.

Results of Operations

For the six months ended July 31, 2007 and since our date of inception, we have not generated any revenue.

We incurred total operating expenses of $258,287 for the six months ended July 31, 2007, as compared to total operating expenses of $3,629 for the six months ended July 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. The significant operating expenses include professional fees incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters.

As previously reported, on June 22, 2007, we loaned $545,000 (and another $50,000 on June 28, 2007) in bridge financing (“Bridge Loan”) to Cromwell Uranium Holdings, Inc. (“Holdings”), a corporation with which we were contemplating a reverse triangular merger. To finance the Bridge Loan, we issued $595,000 of our 9% debentures (“Debentures”) pursuant to the exemptions from registration provided by Regulation D and Regulation S of the Securities Act, to a limited number of accredited investors or non-U.S. persons.

On July 11, 2007, a wholly owned subsidiary of ours (“Acquisition Corp.”) merged with and into with Holdings with Holdings as the surviving corporation (the “Merger”), which, in turn, became our wholly owned subsidiary. In connection with the Merger, we issued 31,000,000 shares of our common stock to the pre-Merger stockholder of Holdings (the “Former Stockholder”).

At the Merger, the Debentures were converted into units (“Units”) of our securities, each consisting of one share of our common stock and one warrant to purchase a share of our common stock. The warrants are immediately exercisable and remain so for five years at an exercise price of $0.75 per share. Also at the Merger, the Bridge Loan was deemed paid.

As a condition to the Merger, we transferred all of our assets, other than the stock of Acquisition Corp., to another of our wholly owned subsidiaries, Arbutus Leaseco, Inc. (“Leaseco”). At the Merger, we sold all the capital stock of Leaseco to Karen Law and Lyle Smith, our former directors, in exchange for the capital stock of ours that each owned, 44,450,000 shares in the aggregate.

Selected Financial Information

Cash	$0
Total Assets	$557,927
Total Liabilities	$219,287

Critical Accounting Policies

Our accounting policies have not changed since April 30, 2007.

Liquidity and Capital Resources

At July 31, 2007, we had cash in the bank of $0.

During the quarter ended July 31, 2007, we had $595,000 of Debentures outstanding. The Debentures converted into Units as of the Merger. At July 31, 2007, we did not have any debt securities outstanding.

We are a development stage company and currently have no operations. Our independent auditors have issued an audit opinion for us which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

While we have sufficient funds on hand to pursue our business objectives for the near future, our cash reserves are not sufficient to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(1) As previously reported, on June 15, 2007, stockholders representing approximately 65% of our issued and outstanding capital stock executed written consents in lieu of a meeting approving amendments (“First Amendment”) to our Articles of Incorporation and their filing with the Nevada Secretary of State. Consents from additional stockholders were not solicited. There were no abstentions or broker non-votes.

Pursuant to the First Amendment, we increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001. The First Amendment also changed our name from Arbutus Resources, Inc. to Cromwell Uranium Corp.

(2) Also on June 15, 2007, stockholders representing approximately 65% of our issued and outstanding capital stock executed written consents in lieu of a meeting approved (i) the creation of our 2007 Stock Option Plan which provides for the issuance of both Nonstatutory and Incentive Stock Options and other awards to acquire up to 3,000,000 shares of our common stock, and (ii) our sale of Leaseco. Consents from additional stockholders were not solicited. There were no abstentions or broker non-votes.

(3) As previously reported, on August 9, 2007, stockholders representing approximately 55% of our issued and outstanding capital stock executed written consents in lieu of a meeting approving the filing of an Amended and Restated Articles of Incorporation with the Nevada Secretary of State (“Second Amendment”). Consents from additional stockholders were not solicited. There were no abstentions or broker non-votes. The Second Amendment changed our name to US Uranium Inc.

ITEM 5. OTHER INFORMATION.

(1) As previously reported, on June 15, 2007, our Board of Directors declared a 6.35 for 1 forward stock split in the form of a dividend. The payment date of the dividend was July 5, 2007.

(2) As previously reported, as a result of developments in the public equity and debt markets as well as conditions in the mining industry, among other factors, we and the Former Stockholder determined to unwind the Merger and return Holdings to its status as a privately held company (the “Reversal”). To that end, effective August 8, 2007, we and it entered into a Reversal Agreement pursuant to which we sold the shares of Holdings back to the Former Stockholder in exchange for the return to our treasury of the 31,000,000 shares of our common stock issued in the Merger. As additional consideration for the purchase and sale of the shares of Holdings, Holdings agreed to repay to us the entire net principal amount of the Bridge Loan it had received, together with certain expenses incurred by us, or an aggregate of approximately $558,000. In connection with this obligation, Holdings issued us a promissory note (the “Note”) which is due on November 15, 2007, and bears interest at the rate of 9%.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US URANIUM INC.

Date: September 14, 2007	By:	/s/ David Rector
Name: David Rector Title: Principal Executive Officer