Form 10QSB/A
period 2007-07-31
US Uranium Inc.
filed 2007-10-31
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

There were 25,193,002 shares of Common Stock outstanding as of September 13, 2007.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-QSB is being filed by US Uranium Inc. to include an item inadvertently omitted from our Quarterly Report on Form 10-QSB which was filed with the Securities and Exchange Commission on September 14, 2007 (the “Original Report”), as well as to correct the reference to the number of outstanding shares on the cover of the Original Report. With the exception of the cover, Item 3 and the certifications made pursuant to rules13a-14 and 15d-14 of the Securities Exchange Act of 1934 which are attached as exhibits 31.1 and 32.1 , no changes have been made to the Original Report. We have made no attempt in this Form 10-QSB/A to modify or update the disclosures presented in the Original Report, except as identified above.

The disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 3. CONTROLS AND PROCEDURES.

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

Our principal executive officer and principal financial officer has also indicated that there were no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US URANIUM INC.

Date: October 31, 2007	By:	/s/ David Rector
Name: David Rector
Title: Principal Executive Officer