Form 10QSB
period 2007-10-31
US Uranium Inc.
filed 2007-12-04
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-134549

US URANIUM INC.
(Exact name of small business issuer as specified in its charter)

Nevada	83-0483725
(State of incorporation)	(IRS Employer Identification No.)

6830 Elm Street
McLean, VA 22101
(Address of principal executive offices)

(703) 403-7529
(Issuer’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Transitional Small Business Disclosure Format: Yes ☐ No ☒

There were 56,193,002 shares of the registrant’s common stock outstanding as of November 19, 2007.

US URANIUM INC.

FINANCIAL STATEMENTS

October 31, 2007 and January 31, 2007

C O N T E N T S

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4 – F-5

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US URANIUM, INC.
(A Development Stage Company)
Balance Sheets

	October 31,	January 31,
	2007	2007
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$23,967
Note receivable	557,927	-

Total Current Assets	557,927	23,967

TOTAL ASSETS	$557,927	$23,967

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$235,668	$-

Total Current Liabilities	235,668	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized at
of $0.001, no shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized at
par value of $0.001, 56,193,002 and 55,753,000
shares issued and outstanding	56,193	55,753
Additional paid-in capital	646,207	18,647
Treasury stock	(31,000)	-
Deficit accumulated during the development stage	(349,141)	(50,433)

Total Stockholders' Equity (Deficit)	322,259	23,967

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$557,927	$23,967

The accompanying notes are an integral part of these financial statements.

US URANIUM, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on April 19,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 Through
	October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Mineral property expenses	-	-	1,556	-	28,656
General and administrative	16,381	8,601	297,152	12,230	320,485

Total Operating Expenses	16,381	8,601	298,708	12,230	349,141

INCOME (LOSS) FROM OPERATIONS	(16,381)	(8,601)	(298,708)	(12,230)	(349,141)

OTHER EXPENSES

Interest expense	-	-	-	-	-

Total Other Expenses	-	-	-	-	-

NET LOSS	$(16,381)	$(8,601)	$(298,708)	$(12,230)	$(349,141)

BASIC LOSS PER SHARE	(0.00)	(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	56,193,002	55,753,000	55,850,778	55,753,000

The accompanying notes are an integral part of these financial statements.

US URANIUM, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the Nine	For the Nine	on April 19,
	Months Ended	Months Ended	2004 Through
	October 31,	October 31,	October 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(298,708)	$(12,230)	$(349,141)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	2,000	-	2,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	235,668	(5,000)	235,668

Net Cash Used by Operating Activities	(61,040)	(17,230)	(111,473)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in note receivable - related party	(557,927)	-	(557,927)

Net Cash Used by Investing Activities	(557,927)	-	(557,927)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock issued	595,000	-	669,400

Net Cash Used by Financing Activities	595,000	-	669,400

NET DECREASE IN CASH	(23,967)	(17,230)	-

CASH AT BEGINNING OF PERIOD	23,967	50,125	-

CASH AT END OF PERIOD	$-	$32,895	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

US URANIUM INC.
Notes to Financial Statements
October 31, 2007 (unaudited) and January 31, 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2007 included Form 10-KSB of US Uranium Inc. (the “Company”) filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $349,141 at October 31, 2007 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 3 – SUBSEQUENT EVENTS

On November 12, 2007, the Company appointed James D. Davidson as its President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a director.

In connection with the transactions contemplated by the prior merger with Cromwell Uranium Holdings, Inc. (which merger, as previously reported, was subsequently reversed), Mr. Davidson made advances to, and incurred expenses on behalf of, the Company. The parties have agreed that these advances and expenses aggregate approximately $31,000. These advances and expenses are not represented by a promissory note, do not bear interest and are repayable on demand. The Company has agreed with Mr. Davidson that, in lieu of a cash repayment of these amounts, the Company will repay these obligations by issuing 31,000,000 shares of its common stock to Mr. Davidson from its treasury.

US URANIUM INC.
Notes to Financial Statements
October 31, 2007 (unaudited) and January 31, 2007

NOTE 3 – SUBSEQUENT EVENTS (Continued)

These shares have been issued to Mr. Davidson pursuant to a Restricted Stock Purchase Agreement. The agreement provides for a purchase price of par value, or $31,000, which amount was paid by cancellation of the indebtedness the Company owed to Mr. Davidson. The Company has an option, but not the obligation, to repurchase the shares, subject to certain limitations, in the event of termination of Mr. Davidson’s services, at Mr. Davidson’s original purchase price. One-third of the shares (10,333,333 shares) will be released from the Company’s right to repurchase on December 31, 2008, an additional one-third of the shares will be released from its right to repurchase on December 31, 2009 and the remaining shares will be released from its right to repurchase on December 31, 2010. The agreement requires that the certificate evidencing the shares be held in escrow until the Company’s right to repurchase lapses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

Some of the statements contained in this report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

Our plan of operation for the next twelve months is to explore possibilities of a business combination. We are exploring various business opportunities that have the potential to generate revenue and profits in order to financially accommodate the costs of being a publicly held company. However, we can not assure that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

Results of Operations

For the nine months ended October 31, 2007 and since our date of inception, we have not generated any revenue.

We incurred total operating expenses of $298,708 for the nine months ended October 31, 2007, as compared to total operating expenses of $12,230 for the nine months ended October 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. The significant operating expenses include professional fees of $24,613 for the nine months ended October 31, 2007 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with professional fees of $12,230 during the nine months ended October 31, 2006. We incurred office and administration expenses of $274,095 for the nine months ended October 31, 2007 as compared to office and administration expenses of $-0- for the nine months ended October 31, 2006. The increase in 2007 was the result of our unsuccessful attempt to acquire Cromwell Uranium Holdings, Inc.

As previously reported, on June 22, 2007, we loaned $545,000 (and another $50,000 on June 28, 2007) in bridge financing (“Bridge Loan”) to Cromwell Uranium Holdings, Inc. (“Holdings”), a corporation with which we were contemplating a reverse triangular merger. To finance the Bridge Loan, we issued $595,000 of our 9% debentures (“Debentures”) pursuant to the exemptions from registration provided by Regulation D and Regulation S of the Securities Act, to a limited number of accredited investors and non-U.S. persons.

On July 11, 2007, a wholly owned subsidiary of ours (“Acquisition Corp.”) merged with and into with Holdings with Holdings as the surviving corporation (the “Merger”), which, in turn, became our wholly owned subsidiary. In connection with the Merger, we issued 31,000,000 shares of our common stock to the pre-Merger stockholder of Holdings.

At the Merger, the Debentures were converted into units of our securities, each consisting of one share of our common stock and one warrant to purchase a share of our common stock. The warrants are immediately exercisable and remain so for five years at an exercise price of $0.75 per share. Also at the Merger, the Bridge Loan was deemed paid.

As a condition to the Merger, we transferred all of our assets, other than the stock of Acquisition Corp., to another of our wholly owned subsidiaries, Arbutus Leaseco, Inc. (“Leaseco”). At the Merger, we sold all the capital stock of Leaseco to Karen Law and Lyle Smith, our former directors, in exchange for the capital stock of ours that each owned, 44,450,000 shares in the aggregate.

The parties subsequently determined to unwind the transactions and return Holdings to its status as a privately held company. Accordingly, effective August 8, 2007, the parties entered into a Reversal Agreement pursuant to which we sold the shares of Holdings back to its former stockholder in exchange for the return to treasury of the 31,000,000 shares of our common stock issued in the Merger. As additional consideration for the purchase and sale of the shares of Holdings, Holdings agreed to repay to us the entire net principal amount of the Bridge Loan it had received, together with certain expenses incurred by us, or an aggregate of $557,927.30.

Holdings issued us a promissory note (the “Note” and, together with related documents, the “Loan Documents”) in connection with the loan (the “Loan”) of the $557,927.30 principal balance of net funds advanced by us. The Note was due on November 15, 2007 (the “Due Date”), and bore interest at the rate of 9% per annum. The Note was secured by a perfected security interest and first priority lien on all of the assets of Holdings, as well as by the deposit into escrow of all of the issued and outstanding shares of Holdings.

Holdings was to begin making consecutive monthly interest-only payments on the Note of accrued interest commencing 30 days from the closing of the Loan through the Due Date, at which time Holdings was required to repay the unpaid principal amount of the Note, together with accrued and unpaid interest.

A default by Holdings under the Note caused an increase to the interest rate from 9% to 15% per annum, which increased interest rate will continue until all defaults are cured. In addition, if such default is not cured, we became entitled to foreclose on our security interest in the collateral provided for under the Loan Documents and to obtain delivery of the escrowed Holdings shares.

As of the date of this report Holdings has not made any interest payments under the Note, nor did it repay the principal balance of the Note on the Due Date. We have notified Holdings that it is in default under the Note. We have not yet foreclosed on our security interest.

Selected Financial Information

Cash	$0
Total Assets	$557,927
Total Liabilities	$235,668

Liquidity and Capital Resources

At October 31, 2007, we had cash in the bank of $nil.

As discussed above, we are owed the entire $557,927.30 principal balance of the Note issued to us by Holdings, plus accrued interest. However, Holdings is in default under the Note, and we are currently unable to determine the likelihood that the Note will be repaid.

We are a development stage company and currently have no operations. Our independent auditors have issued an audit opinion for us which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Significant Accounting Policies

It is suggested that these financial statements be read in conjunction with our January 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10-KSB filing on the SEC website at www.sec.gov under our SEC File Number 333-134549. Our significant accounting policies are as follows:

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2007, any potential costs relating to the retirement of the Company’s mineral property interest has not yet been determined.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously reported, on November 12, 2007, we issued 31,000,000 shares of our common stock from our treasury to James D. Davidson, our sole officer and director, as repayment of advances and expenses aggregating approximately $31,000, incurred on our behalf by Mr. Davidson in connection with the transactions contemplated by our prior merger with Cromwell Uranium Holdings, Inc. (which merger, as previously reported, was subsequently reversed). These advances and expenses are not represented by a promissory note, do not bear interest and are repayable on demand.

These shares have been issued to Mr. Davidson pursuant to a Restricted Stock Purchase Agreement. The agreement provides for a purchase price of par value, or $31,000, which amount was paid by cancellation of the indebtedness we owe to Mr. Davidson. We have an option, but not the obligation, to repurchase the shares, subject to certain limitations, in the event of termination of Mr. Davidson’s services to us, at Mr. Davidson’s original purchase price. One-third of the shares (10,333,333 shares) will be released from our right to repurchase on December 31, 2008, an additional one-third of the shares will be released from our right to repurchase on December 31, 2009 and the remaining shares will be released from our right to repurchase on December 31, 2010. The agreement requires that the certificate evidencing the shares be held in escrow until our right to repurchase lapses.

The issuance of the shares to Mr. Davidson was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act as a transaction not involving a public offering. The certificate evidencing the shares bears a legend restricting its transfer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 5. OTHER INFORMATION.

As previously reported, on November 12, 2007, David Rector, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, resigned from these positions. Mr. Rector’s resignation did not result from any disagreement between him and us. Mr. Rector remains a member of our Board of Directors.

On November 12, 2007, we appointed James D. Davidson as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a director.

ITEM 6. EXHIBITS.

Exhibit No.	Document Description

10.1
Restricted Stock Purchase Agreement between the registrant and James D. Davidson. Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 4, 2007	US URANIUM INC.

	By:	/s/ James D. Davidson
Name: James D. Davidson
Title: Principal Executive Officer and Principal Financial Officer