Form 10KSB
period 2008-01-31
US Uranium Inc.
filed 2008-05-15
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: January 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 333-134549

US URANIUM INC.
(Exact name of small business issuer as specified in its charter)

Nevada	83-0483725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6830 Elm Street, McLean, VA	22101
(Address of principal executive offices)	(Zip Code)

(703) 403-7529

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Name of each Exchange on Which Registered: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of April 30, 2008 there were 21,595,377 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on April 30, 2008 was approximately $3,239,306 based on the average bid price of our common stock on April 30, 2008, which was $0.15 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,323,002 shares of common stock, $0.001 par value, as of April 30, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Description of Business”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

We were incorporated on April 19, 2004 as Arbutus Resources Inc. under the laws of the state of Nevada. We are an exploration stage company with no revenues and a limited operating history. We were organized to be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discovered that demonstrated economic feasibility. We acquired a 100% undivided right, title and interest in and to twenty cells, known collectively as the Green Energy Claims, located 61 km southwest of the City of Williams Lake in South Central British Columbia, Canada (the “Green Energy Claims”).

Through the three month period ended April 30, 2007, we had not earned any revenues, and at end of that period, not having enough funds to commence exploration on our claims, we determined to seek a joint venture partner or other business option to continue operating as a viable public company.

On June 15, 2007, we filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada pursuant to which we (i) increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001, and (ii) changed our name from Arbutus Resources, Inc. to Cromwell Uranium Corp. We changed our name in anticipation of a business combination (the “Merger”) with Cromwell Uranium Holdings, Inc. (“Holdings”), a uranium exploration and mining company, and to more accurately reflect the new focus of our proposed business, post combination.

Also on June 15, 2007, (i) stockholders representing 64.9% of our issued and outstanding capital stock executed written consents in lieu of a meeting and approved the creation of our 2007 Stock Option Plan (the “2007 Plan”), which provides for the issuance of both non-statutory and incentive stock options and other awards to acquire up to 3,000,000 shares of our common stock, and (ii) our Board of Directors declared a 6.35 for 1 forward stock split in the form of a dividend. The record date for the stock dividend was June 29, 2007, and the payment date was July 5, 2007.

To facilitate our negotiations with Holdings with respect to the Merger, we loaned Holdings a total of $595,000 in bridge financing (“Bridge Financing”) in June 2007. We funded the Bridge Financing by the sale of our debentures (“Debentures”) convertible into units (“Units”) of our securities. We intended to conduct a private offering of our Units if we were successful in consummating the Merger. The Units into which the Debentures were to convert consisted of one share of common stock and one common stock purchase warrant (“Warrant”). The Units offered pursuant to the contemplated private placement were to consist of one share of common stock and one half a Warrant. Each whole Warrant would entitle the holder thereof to purchase one share of our common stock, at an exercise price of $0.75 per share, and would be exercisable for a period of five years from the date of issuance.

We funded the Bridge Financing to enable Holdings to meet specific working capital requirements defined and agreed to between us and it. The Bridge Financing was evidenced by notes from Holdings to us (the “Notes”) bearing interest at 9% per annum, with Holdings required to make monthly payments in arrears of accrued interest commencing 30 days after its issuance. The Note was due (“Maturity Date”) no later than the earlier of (i) October 22, 2007 and (ii) the date of closing of the Merger (the “Merger Date”). The repayment of the Notes was secured by a perfected security interest and first lien on all of the capital stock of the Holdings which was pledged to us and held in escrow. The security for the Bridge Loan was to be released upon the repayment in full of the Notes. The Notes were to be deemed paid in full if we consummated the Merger with Holdings.

We offered and sold the Debentures pursuant to Regulation D and Regulation S of the Securities Act of 1933, as amended, to a limited number of accredited investors and non-U.S. persons. The Debentures were unsecured, bearing interest at the rate of 9% per annum, which began to accrue commencing 120 days from issuance, and were for a term of three years. The Debentures were payable in consecutive installments of principal and interest, commencing 120 days from the date of issuance.

On July 11, 2007, we entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Holdings and our wholly owned subsidiary, Cromwell Acquisition Corp. (“Acquisition Corp.”), pursuant to which Acquisition Corp. merged with and into Holdings, which was the surviving entity. As a result of the Merger, Holdings became our wholly-owned subsidiary.

In connection with the Merger, we issued 31,000,000 shares of our common stock to the pre-Merger stockholder of Holdings. As well, our $595,000 gross principal amount of Notes under the Bridge Financing to Holdings was deemed repaid in full upon the effectiveness of the Merger and the Debentures converted into the Units.

As a condition to the Merger, we transferred all of our assets other than the stock of Acquisition Corp., the Green Energy Claims, to another of our THEN wholly owned subsidiaries, Arbutus Leaseco, Inc. (“Leaseco”). At the time of the closing of the Merger, we sold all the capital stock of Leaseco to Karen Law and Lyle Smith, our former directors, in exchange for the capital stock of ours that each owned, 44,450,000 shares in the aggregate.

As a result of developments in the public equity and debt markets as well as conditions in the mining industry, among other factors, the parties to the Merger determined to unwind the Merger transactions and return Holdings to its status as a privately held company.

Accordingly, effective August 8, 2007, the parties entered into a reversal agreement (the “Reversal Agreement”) pursuant to which we sold the shares of Holdings back to its former stockholder in exchange for the return to our treasury of the 31,000,000 shares of our common stock issued in the Merger. As additional consideration for the purchase and sale of the shares of Holdings, Holdings agreed to repay to us the entire net principal amount of the Notes it had received in the Bridge Financing, together with certain expenses incurred by us, or an aggregate of $557,927.30.

Holdings issued us a promissory note (the “Reversal Note” and, together with related documents, the “Loan Documents”) to us in connection with our loan (the “Loan”) of the $557,927.30 principal balance of net funds advanced by us. The Reversal Note was due on November 15, 2007 (the "Due Date"), and bears interest at the rate of 9% per annum. The Reversal Note is secured by a perfected security interest and first priority lien on all of the assets of Holdings, as well as by the deposit into escrow of all of the issued and outstanding shares of Holdings.

According to the terms of the Loan, Holdings was to begin making consecutive monthly interest-only payments on the Reversal Note of accrued interest commencing 30 days from the closing of the Loan through the Due Date, at which time Holdings would be required to repay the unpaid principal amount of the Reversal Note, together with accrued and unpaid interest.

A default by Holdings under the Reversal Note would cause an increase to the interest rate from 9% to 15% per annum, which increased interest rate would continue until the curing of all defaults. In addition, if such default were not cured, we would be entitled to foreclose on our security interest in the collateral provided for under the Loan Documents and to obtain delivery of the escrowed Holdings shares.

As of the date of this report Holdings has not made any interest payments under the Reversal Note, nor did it repay the principal balance of the Reversal Note on the Due Date. We have notified Holdings that it is in default under the Reversal Note. We have not yet foreclosed on our security interest.

As a result of the transactions described above, we experienced a change in control with the consummation of the Merger, and a further change of control following execution of the Reversal Agreement with our pre-Merger stockholders regaining control of us.

On August 9, 2007, we filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change our name from Cromwell Uranium Corp. to US Uranium Inc.

ITEM 2 - DESCRIPTION OF PROPERTY

Prior to the Merger, we had acquired the Green Energy Claims which we spun off to Leasco as part of the Merger. We currently own no property.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 31, 2008.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

Since February 26, 2007 our Common Stock has been listed for quotation on the Over-the-Counter Bulletin Board, originally under the symbol “ARBU”. We changed our symbol to “CWLU” in anticipation of the Merger and following execution of the Reversal Agreement, we changed our symbol to “USUI”.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB by the Nasdaq Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

January 31, 2008	$0.65	$0.20
October 31, 2007	$1.25	$0.51
July 31, 2007 (from July 6, 2007)(1)	$1.75	$0.15
July 5, 2007	$0.18	$0.18
April 30, 2007(2)	$0.18	$0.15

(1)	All quotations from July 6, 2007 reflect the 6.35 for 1 Stock Split which was effected on July 5, 2007.
(2)	From February 27, 2007, the first available date during this quarter.

Recent Sales of Unregistered Securities

During January and February 2008, we sold 120,000 shares of our Common Stock to three investors. These sales were made pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act. These shares of Common Stock were offered at a price of $0.50 per share and the Company derived total proceeds of $60,000 from these sales. The Common Stock was offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. No commissions were paid in connection with the offering.

For certain sales of unregistered securities to our officers and former officers, see Part III, Item 12 - Certain Relationships, Related Transactions and Director Independence, below.

Holders

As of April 15, 2008, we have 56,323,002 shares of our Common Stock issued and outstanding held by 58 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividend in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We adopted our 2007 Stock Option Plan (the “2007 Plan”) on June 15, 2007. The Plan was approved by our Board and a majority of the outstanding shares of our Common Stock and allows for awards of up to an aggregate of 3,000,000 shares of our Common Stock, subject to adjustment under certain circumstances. As of the date hereof, we have not granted any awards under the Plan.

We were to issue options to purchase 100,000 shares of our Common Stock to David Rector in connection with the Merger, but those options were not and will not be issued.

We have not maintained any other equity compensation plans since our inception.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION OR RESULTS OF OPERATIONS

ITEM 6. PLAN OF OPERATION

Plan of Operations

Our plan of operation for the next twelve months is to explore possibilities of a business combination. We are exploring various business opportunities that have the potential to generate revenue and profits in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available nor of the nature of the business opportunity, nor give you an indication of the financial resources required for any possible business opportunity.

We have minimal operating costs and expenses at the present time due to our limited business activities. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible merger and/or acquisition transactions. This financing may take the form of additional sales of our equity securities or loans from our sole officer. There is no assurance that additional financing will be available, if required, or on terms favorable to us.

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm.	11

Balance Sheets as of January 31, 2008 and January 31, 2007	12

Statements of Operations for the years ended January 31, 2008 and January 31, 2007 and for the period from April 19, 2004 (inception) through January 31, 2008	13

Statement of Stockholders’ Deficit	14

Statement of Cash Flows for the years ended January 31, 2008 and January 31, 2007 and for the period from April 19, 2004 (inception) through January 31, 2008	15

Notes to Financial Statements	16

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
US Uranium, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of US Uranium, Inc. (An Exploration Stage Company) as of January 31, 2008 and January 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2008 and January 31, 2007 and since inception on April 19, 2004 through January 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Uranium, Inc. (An Exploration Stage Company) as of January 31, 2008 and January 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2008 and January 31, 2007 and since inception on April 19, 2004 through January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $438,355, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
May 8, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

US URANIUM, INC.
(An Exploration Stage Company)
Balance Sheets

	January 31,
	2008	2007

ASSETS

CURRENT ASSETS

Cash	$2,583	$23,967
Note receivable	557,927	-

Total Current Assets	560,510	23,967

TOTAL ASSETS	$560,510	$23,967

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$797	$-

Total Current Liabilities	797	-

STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares authorized at of $0.001, no shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized at par value of $0.001, 56,313,002 and 55,753,002 shares issued and outstanding	56,313	55,753
Additional paid-in capital	941,755	18,647
Deficit accumulated during the exploration stage	(438,355)	(50,433)

Total Stockholders' Equity	559,713	23,967

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$560,510	$23,967

The accompanying notes are an integral part of these financial statements.

US URANIUM, INC.
(An Exploration Stage Company)
Statements of Operations

			From Inception
			on April 19,
	For the Years Ended		2004 Through
	January 31,		January 31,
	2008	2007	2008

REVENUES	$-	$-	$-

COST OF SALES	-	-	-

GROSS MARGIN	-	-	-

OPERATING EXPENSES

Mineral property expenses	1,556	1,450	27,206
General and administrative	386,366	19,708	411,149

Total Operating Expenses	387,922	21,158	438,355

LOSS FROM OPERATIONS	(387,922)	(21,158)	(438,355)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(387,922)	$(21,158)	$(438,355)

BASIC LOSS PER COMMON SHARE	(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	56,033,002	55,753,002

The accompanying notes are an integral part of these financial statements.

US URANIUM, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance, April 19, 2004	-	$-	$-	$-	$-

Common stock issued for cash at $0.0001 per share	46,990,000	46,990	(39,590)	-	7,400

Common stock issued for cash at $0.001 per share	6,985,000	6,985	4,015	-	11,000

Common stock issued for cash at $0.03 per share	1,778,000	1,778	54,222	-	56,000

Loss from inception through January 31, 2006	-	-	-	(29,275)	(29,275)

Balance, January 31, 2006	55,753,000	55,753	18,647	(29,275)	45,125

Loss for the year ended January 31, 2007	-	-	-	(21,158)	(21,158)

Balance, January 31, 2007	55,753,000	55,753	18,647	(50,433)	23,967

Common stock issued for cash at $1.35 per share	440,002	440	594,560	-	595,000

Contributed capital	-	-	268,668	-	268,668

Common stock issued for cash at $0.03 per share	120,000	120	59,880	-	60,000

Loss for the year ended January 31, 2008	-	-	-	(387,922)	(387,922)

Balance, January 31, 2008	56,313,002	$56,313	$941,755	$(438,355)	$559,713

The accompanying notes are an integral part of these financial statements

US URANIUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			From Inception
	For the Years		on April 19,
	Ended		2004 Through
	January 31,		January 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(387,922)	$(21,158)	$(438,355)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed capital	268,668	-	268,668
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	797	(5,000)	797

Net Cash Used by Operating Activities	(118,457)	(26,158)	(168,890)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in note receivable - related party	(557,927)	-	(557,927)

Net Cash Used by Investing Activities	(557,927)	-	(557,927)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock issued	655,000	-	729,400

Net Cash Used by Financing Activities	655,000	-	729,400

NET DECREASE IN CASH	(21,384)	(26,158)	2,583

CASH AT BEGINNING OF PERIOD	23,967	50,125	-

CASH AT END OF PERIOD	$2,583	$23,967	$2,583

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

US URANIUM, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
US Uranium, Inc. (the Company) was incorporated in the State of Nevada on April 19, 2004. The Company is engaged in the business of acquiring, developing and holding mineral properties, primarily uranium. The Company’s management is also authorized to pursue any other business opportunities believed to hold a potential for profit.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2008.

	Basic (Loss)	(Loss)
	Shares	per Share
	(Numerator)	(Denominator)	Amount
For the Year Ended	$(387,922)	56,033,002	$(0.01)
For the Period Ended	$(21,158)	55,753,002	$(0.00)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income
The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the year ended January 31, 2008.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of January 31, 2008.

US URANIUM, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	January 31,
	2008	2007
Income tax expense at statutory rate	$(151,290)	$(8,252)

Valuation allowance	151,290	8,252

Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	January 31,
	2008	2007
NOL Carryover	$174,177	$22,887
Valuation allowance	(174,177)	(22,887)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $438,355 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

US URANIUM, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Impairment of Long-Lived Assets- Mineral Properties
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America. The Company has adopted a January 31 fiscal year end.

Stock-based compensation.
As of January 31, 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2007 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

US URANIUM, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)

The FASB has revised SFAS No. 141. This revised statement establishes uniform treatment for all acquisitions. It defines the acquiring company. The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date. It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time. This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the implementation of this standard will have no effect on our financial statements.

Revenue Recognition
The Company will determine its revenue recognition policies upon commencement of principle operations.

2.	COMMON STOCK
During July 2005, the Company issued 46,990,000 shares of its common stock to its founders for $7,400 in cash. During July 2005, the Company issued 6,985,000 shares of its common stock for $11,000 in cash. During August 2005, the Company issued 1,778,000 shares of its common stock for $56,000 in cash. During August 2007, the Company issued 440,002 shares of its common stock for $595,000 in cash. During January 2008, the Company issued 120,000 shares of its common stock for $60,000 in cash.

During November 2007, the Company’s common stock was forward split on a 6.35 shares of 1 share basis. The accompanying financial statements reflect the forward stock split on a retroactive basis.

3.	RELATED PARTY TRANSACTIONS
Effective August 8, 2007, the Company entered into a Reversal Agreement pursuant to which it sold the shares of its subsidiary back to its former stockholder in exchange for the return to treasury of the 31,000,000 shares of its common stock issued in the Merger. As additional consideration for the purchase and sale of the shares of the subsidiary, the former shareholder agreed to repay to the entire net principal amount of the subsidiary had received, together with certain expenses incurred by the Company, or an aggregate of $557,927.

US URANIUM, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2008 and 2007

3.	RELATED PARTY TRANSACTIONS (Continued)

The former shareholder issued to the Company a promissory note for the $557,927 principal balance of net funds advanced. The Note was due on November 15, 2007 , and bore interest at the rate of 9% per annum. The Note was secured by a perfected security interest and first priority lien on all of the assets of the former subidiary, as well as by the deposit into escrow of all of the issued and outstanding shares of the former subsidiary.

The former subsidiary was to begin making consecutive monthly interest-only payments on the Note of accrued interest commencing 30 days from the closing of the Loan through the due date, at which time the former subsidiary was required to repay the unpaid principal amount of the Note, together with accrued and unpaid interest.

A default by former subsidiary under the Note caused an increase to the interest rate from 9% to 15% per annum, which increased interest rate will continue until all defaults are cured. In addition, if such default is not cured, the Company is entitled to foreclose on its security interest in the collateral provided for under the Loan Documents and to obtain delivery of the escrowed shares.

4.	SIGNIFICANT EVENTS
In connection with the transactions contemplated by the prior merger with Cromwell Uranium Holdings, Inc. (which merger, as previously reported, was subsequently reversed), Mr. Davidson made advances to, and incurred expenses on behalf of, us. The parties have agreed that these advances and expenses aggregate approximately $31,000. These advances and expenses are not represented by a promissory note, do not bear interest and are repayable on demand. The Company has agreed with Mr. Davidson that, in lieu of a cash repayment of these amounts, we will repay these obligations by issuing 31,000,000 shares of our common stock to Mr. Davidson from our treasury.

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

US URANIUM, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2008 and 2007

5.	GOING CONCERN
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $438,355 at January 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
ITEM 8A(T) – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) Management’s Annual Report on Internal Control Over Financial Reporting. The management of US Uranium Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Under the supervision and with the participation of our senior management, consisting of James D. Davidson, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of January 31, 2008, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS, CONTROL PERSONS AND CORPORATE
GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF
THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of April 30, 2008, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

James D. Davidson	President, Chief Executive Officer, Chief Financial Officer Treasurer, Secretary and director	61	November 12, 2007

David Rector	Director	61	June 15, 2007

The following is a brief account of the business experience during the past five years or more of each of our director and executive officer.

Mr. Davidson is a private investor and that has been his main occupation for more than five years. Currently, Mr. Davidson is a director of Anatolia Minerals Development Limited, a Canadian public company whose common stock trades on the Toronto Stock Exchange, and a director of Cell Power Technologies, Inc., a U.S. publicly-held company.

Mr. Rector joined our board of directors on June 15, 2007. Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting and due diligence services to emerging and developing companies in a variety of industries. In addition, from 2004 until 2005, Mr. Rector was the President and Chief Executive Officer of Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA nanotechnology, and from 2005 until 2006, Mr. Rector served as its Chief Operating Officer. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer products, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1980 until 1983, Mr. Rector served in Marketing and International positions with that company. From 1972 until 1980, Mr. Rector served in various roles in both the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar Fortune 100 company in the pulp and paper industry. Mr. Rector also serves as a director of Dallas Gold & Silver Exchange, Inc. (DGSE), RxElite, Inc. (REXI) and Senesco Technologies, Inc. (SNT).  Mr. Rector received a Bachelor of Science degree in business/finance from Murray State University.

Board of Directors

None of our directors receives any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board. Our Board may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date, due in part to the fact that we presently have only one director. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our two directors, James D. Davidson and David Rector, serve the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

On July 11, 2007 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o US Uranium Inc. at 6830 Elm Street, McLean, VA 22101.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended January 31, 2008 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2008 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended January 31, 2008 that received annual compensation during the fiscal year ended January 31, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Karen Law, Chief Executive Officer (1)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

David Rector, Chief Executive Officer (2)	2007	0	0	0	0	0	0	0	0

Robert McIntosh, Chief Executive Officer (3)	2007	0	0	0	0	0	0	0	0

James D. Davidson, Chief Executive Officer (4)	2007	0	0	0	0	0	0	0	0

(1)	Effective June 15, 2007, Ms. Law resigned as our President, Chief Executive Officer, Chief Financial Officer and Treasurer.
On May 29, 2007, we issued 1,000,000 shares of our common stock, $0.001 par value per share, to Ms. Law in exchange for her services rendered to us. We relied on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended for this issuance.
(2)
Mr. Rector was appointed our President, Chief Executive Officer, Chief Financial Officer and Treasurer effective June 15, 2007. Mr. Rector resigned from these positions effective July 11, 2007 in connection with the Merger and resumed those positions effective August 8, 2007 following the reversal of the Merger. Effective November 12, 2007, Mr. Rector resigned as our President, Chief Executive Officer, Chief Financial Officer and Treasurer.

(3)
Mr. McIntosh was appointed our President and Chief Executive Officer on July 11, 2007, the effective date of the Merger. Effective August 8, 2007 as contemplated by the Reversal Agreement, Mr. McIntosh resigned from these positions.

(4)	Mr. Davidson was appointed our President, Chief Executive Officer, Chief Financial Officer and Treasurer effective November 12, 2007.

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2007 Plan. (See “Item 5. Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans” above.) We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board or for special assignments. During the fiscal years ended January 31, 2008 and 2007 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 15, 2008 by

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock,

•	each of our directors,

•	each of our executive officers, and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

James D. Davidson (2) 6830 Elm Street McLean, VA 22101	Common Stock	34,727,625	61.7%

David Rector	Common Stock	- 0 -	- 0 -

All directors and executive officers as a group (2 persons)	Common Stock	34,727,625	61.7%

Gottbetter Capital Group, Inc. 488 Madison Avenue, 12th Floor New York, NY 10022	Common Stock	3,603,625	6.4%

Barry Honig 3269 Harrington Drive Boca Raton, FL 33496	Common Stock	3,440,000	6.1%

(1) Based upon 56,323,002 shares issued and outstanding as at April 15, 2008. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our Common Stock.

(2) Mr. Davidson is our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

(3) Ms. Smith has been a vice president and a director and our Chairman of the Board since February 7, 2008.

Changes in Control

Not Applicable.

ITEM 12 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Prior to the Merger, our executive offices were located in the home of Karen Law, a former Chief Executive Officer and director, at no cost to us.

In connection with the transactions contemplated by the Merger, Mr. Davidson made advances to, and incurred expenses on behalf of, us. We agreed with Mr. Davidson that these advances and expenses aggregate approximately $31,000. These advances and expenses were not represented by a promissory note, did not bear interest and were repayable on demand. We agreed with Mr. Davidson that, in lieu of a cash repayment of these amounts, we would repay these obligations by issuing 31,000,000 shares of our common stock to Mr. Davidson from our treasury.

These shares have been issued to Mr. Davidson pursuant to a Restricted Stock Purchase Agreement. The agreement provides for a purchase price of par value, or $31,000, which amount was paid by cancellation of the indebtedness we owed to Mr. Davidson. We have an option, but not the obligation, to repurchase the shares, subject to certain limitations, in the event of termination of Mr. Davidson’s services to us, at Mr. Davidson’s original purchase price. One-third of the shares (10,333,333 shares) will be released from our right to repurchase on December 31, 2008, an additional one-third of the shares will be released from our right to repurchase on December 31, 2009 and the remaining shares will be released from our right to repurchase on December 31, 2010. The Agreement requires that the certificate evidencing the shares be held in escrow until our right to repurchase lapses.

The issuance of these shares to Mr. Davidson was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act as a transaction not involving a public offering. The certificate evidencing the shares bears a legend restricting its transfer.

On May 29, 2007, we issued 1,000,000 shares of our common stock, $0.001 par value per share, to each of Karen Law, our then President, Chief Executive Officer, Chief Financial Officer, Treasurer and director, and Lyle Smith, our then Secretary and director. Law and Smith had served as our officers from inception, April 19, 2004, without monetary compensation and this stock was issued to them in exchange for their services rendered to us. We are relying on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended.

The issuances of these shares to Ms. Law and Mr. Smith were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act as a transaction not involving a public offering. The certificates evidencing these shares bore a legend restricting their transfer.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 13 - EXHIBITS

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization, dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp.(1)

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (2)

3.2	3.2	By-Laws of Registrant (3)

10.1	*	Registrant’s 2007 Stock Option Plan adopted June 15, 2007

10.2	10.1	Securities Purchase Agreement, dated as of June 22, 2007, among the Registrant, certain purchasers and Gottbetter & Partners, LLP as escrow agent (4)

10.3	10.2	Form of Debenture, dated June 22, 2007 (4)

10.4	10.3	Bridge Loan And Control Share Pledge And Security Agreement, dated as of June 22, 2007, among and the Registrant and Cromwell Uranium Holdings, Inc. (4)

10.5	10.4	Bridge Loan Promissory Note, dated June 22, 2007 (4)

10.6	10.5	Pledge and Escrow Agreement, dated as of June 22, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Gottbetter & Partners, LLP as escrow agent (4)

10.7	10.2	Monmouth Agreement, dated June 12, 2007, between the Registrant and Yvon Gagne (1)

10.8	10.3	Elliot Lake South Project Agreement, dated June 12, 2007, between the Registrant and 2060014 Ontario, Ltd. (1)

10.9	10.4	Longlac Project Agreement, dated June 12, 2007, between the Registrant and 2060014 Ontario, Ltd. (1)

10.10	10.10	Employment Agreement, dated July 11, 2007, between the Registrant and Robert McIntosh(1)

Exhibit No.	SEC Report Reference Number	Description

10.11	10.11	Employment Agreement, dated July 11, 2007, between the Registrant and David Naylor(1)

10.12	10.12	Employment Agreement, dated July 11, 2007, between the Registrant and Graeme Scott (1)

10.13	10.13	Escrow Agreement, dated July 11, 2007, among the Registrant, Robert McIntosh and Gottbetter & Partners, LLP, as escrow agent(1)

10.14	10.14	Split-Off Agreement, dated July 11, 2007, among the Registrant, Arbutus Leaseco Inc., Karen Law and Lyle Smith (1)

10.15	10.15	General Release Agreement, dated July 11, 2007, among the Registrant, Karen Law, Lyle Smith, Arbutus Leaseco, Inc., and Cromwell Uranium Holdings, Inc. (1)

10.16	10.16	Form of Lockup Letter, dated July 11, 2007 (1)

10.17	10.17	Form of Investor Warrant, dated July 11, 2007 (1)

10.18	10.18	Form of Option Agreement (1)

10.19	10.1	Reversal Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.20	10.2	Reversal Loan and Control Share Pledge and Security Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.21	10.3	Form of Reversal Loan Promissory Note(5)

10.22	10.4	Security Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.23	10.5	Pledge and Escrow Agreement between the Registrant, Robert McIntosh, Cromwell Uranium Holdings, Inc. and Gottbetter & Partners, LLP, as escrow agent(5)

10.24	10.1	Restricted Stock Purchase Agreement between the Registrant and James D. Davidson (6)

14.1	14.1	Code of Ethics (1)

Exhibit No.	SEC Report Reference Number	Description

16.1	16.1	Letter on Change in Certifying Accountant, dated July 13, 2007 from Dale Matheson Carr-Hilton Labonte Chartered

21	*	List of Subsidiaries

31.1/31.2	*	Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

* Filed herewith.

(1)
Filed with the Securities and Exchange Commission on July 13, 2007 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-k, which exhibit is incorporated herein by reference

(2)
Filed with the Securities and Exchange Commission on August 9, 2007 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-k, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on May 30, 2006 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-134549) on Form SB-2, which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission on June 25, 2007 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-k, which exhibit is incorporated herein by reference.

(5)
Filed with the Securities and Exchange Commission on August 9, 2007 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-k, which exhibit is incorporated herein by reference.

(6)
Filed with the Securities and Exchange Commission on November 13, 2007 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-k, which exhibit is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended January 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended January 31, 2008	Fiscal year ended January 31, 2007
Audit fees (1)	$6,125	$12,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$6,125	$12,000

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008	US URANIUM INC.

	By:	/s/James D. Davidson

James D. Davidson, President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James D. Davidson	President, Treasurer, Chief	May 15, 2008
James D. Davidson	Executive Officer, Chief Financial and Accounting Officer