Form 10-Q
period 2008-04-30
US Uranium Inc.
filed 2008-07-01
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-134549

US URANIUM INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	83-483725
(State of Incorporation)	(IRS Employer Identification No.)

6830 Elm Street
McLean, VA 22101
(703) 403-7529
(Address of principal executive offices and telephone number)

Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 56,443,002 shares of common stock issued and outstanding as of June 20, 2008.

US URANIUM INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of US Uranium Inc. (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended January 31, 2008, previously filed on Form 10-KSB with the Securities and Exchange Commission (“SEC”), File No. 333-134549.

US URANIUM INC.
(a development stage company)

Balance Sheets

	April 30,	January 31,
	2008	2008
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$362	$2,583
Note receivable	557,927	557,927

Total Current Assets	558,289	560,510

TOTAL ASSETS	$558,289	$560,510

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$3,603	$797

Total Current Liabilities	3,603	797

STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares authorized at of $0.001, no shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized at par value of $0.001, 56,313,002 shares issued and outstanding	56,313	56,313
Additional paid-in capital	941,755	941,755
Deficit accumulated during the development stage	(443,382)	(438,355)

Total Stockholders' Equity	554,686	559,713

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$558,289	$560,510

US URANIUM INC.
(a development stage company)

Statements of Operations

	For the Three Months Ended April 30, 2008	For the Three Months Ended April 30, 2007	From Inception on April 19, 2004 Through April 30, 2008

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Mineral property expenses	-	1,556	27,206
General and administrative	5,027	22,484	416,176

Total Operating Expenses	5,027	24,040	443,382

INCOME (LOSS) FROM OPERATIONS	(5,027)	(24,040)	(443,382)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(5,027)	$(24,040)	$(443,382)

BASIC LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	56,313,002	55,753,000

US URANIUM INC.
(a development stage company)

Statements of Cash Flows

	For the Three Months Ended April 30, 2008	For the Three Months Ended April 30, 2007	From Inception on April 19, 2004 Through April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,027)	$(24,040)	$(443,382)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed capital	-	-	268,668
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,806	-	3,603

Net Cash Used by Operating Activities	(2,221)	(24,040)	(171,111)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in note receivable - related party	-	-	(557,927)

Net Cash Used by Investing Activities	-	-	(557,927)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	729,400

Net Cash Used by Financing Activities	-	-	729,400

NET DECREASE IN CASH	(2,221)	(24,040)	362

CASH AT BEGINNING OF PERIOD	2,583	50,125	-

CASH AT END OF PERIOD	$362	$26,085	$362

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

US URANIUM, INC.
Notes to Financial Statements
April 30, 2008 and January 31, 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2008 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $438,382 at April 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to identify and successfully participate in any future acquisition, joint venture or other new business initiative.

OVERVIEW

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2008 and since our date of inception, we have not generated any revenue.

We incurred total operating expenses of $5027 for the three months ended April 30, 2008, as compared to total operating expenses of $24,040 for the three months ended April 30, 2007. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. The significant operating expenses include professional fees of $5,027 for the three months ended April 30, 2008 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with professional fees of $22,484 during the three months ended April 30, 2007. We incurred mineral property expenses of $-0- for the three months ended April 30, 2008 as compared to mineral property expenses of $1,556 for the three months ended April 30, 2007. The decrease in 2008 was the result of our inactivity since our unsuccessful attempt to acquire Cromwell Uranium Holdings, Inc.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2008, we had cash in the bank of $362.

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

We have minimal operating costs and expenses at the present time due to our limited business activities. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity securities or loans from our sole officer. There is no assurance that additional financing will be available, if required, or on terms favorable to us.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2008 audited financial statements and notes thereto, which can be found in our Form 10-KSB filing on the SEC website at www.sec.gov under our SEC File Number 333-134549.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of April 30, 2008, our internal control over financial reporting was effective based on those criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II
OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January and February 2008, we sold 120,000 shares of our Common Stock to three investors. These sales were made pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act. These shares of Common Stock were offered at a price of $0.50 per share and the Company derived total proceeds of $60,000 from these sales. The purchasers of these shares are entitled to piggyback registration rights. The Common Stock was offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. No commissions were paid in connection with the offering.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit Number	Description
31.1	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2008	US Uranium Inc.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal Executive Officer, Principal Financial Officer