Form 10-Q
period 2008-07-31
US Uranium Inc.
filed 2008-09-19
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

There were 54,313,002 shares of common stock issued and outstanding as of September 15, 2008.

US URANIUM INC.

INDEX

Page
Part I Financial Information

Item 1 Financial Statements

Balance Sheets (unaudited)	3

Statements of Operations (unaudited)	4

Statements of Cash Flows (unaudited)	5

Notes to the Unaudited Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4T Controls and Procedures	10

Part II Other Information	11

Item 6 Exhibits	11

Signatures	12

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

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

US URANIUM INC.
(a development stage company)

Balance Sheets

	July 31,	January 31,
	2008	2008
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$-	$2,583

Total Current Assets	-	2,583

OTHER ASSETS

Note receivable	557,927	557,927

TOTAL ASSETS	$557,927	$560,510

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$11,863	$797

Total Current Liabilities	11,863	797

STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares authorized at of $0.001, no shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized at par value of $0.001, 54,313,002 and 56,313,002 shares issued and outstanding	54,313	56,313
Additional paid-in capital	943,755	941,755
Deficit accumulated during the exploration stage	(452,004)	(438,355)

Total Stockholders' Equity	546,064	559,713

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$557,927	$560,510

The accompanying notes are an integral part of these financial statements.

US URANIUM INC.
(a development stage company)

Statements of Operations

					From Inception
	For the Three	For the Three	For the Six	For the Six	on April 19,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 Through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Mineral property expenses	-	-	-	1,556	27,206
General and administrative	8,622	258,287	13,649	280,771	424,798

Total Operating Expenses	8,622	258,287	13,649	282,327	452,004

INCOME (LOSS) FROM OPERATIONS	(8,622)	(258,287)	(13,649)	(282,327)	(452,004)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(8,622)	$(258,287)	$(13,649)	$(282,327)	$(452,004)

BASIC LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,313,002	55,973,001	55,813,002	55,840,434

The accompanying notes are an integral part of these financial statements.

US URANIUM INC.
(a development stage company)

Statements of Cash Flows

			From Inception
	For the Six	For the Six	on April 19,
	Months Ended	Months Ended	2004 Through
	July 31,	July 31,	July 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,649)	$(282,327)	$(452,004)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed capital	-	2,000	268,668
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	11,066	219,287	11,863

Net Cash Used by Operating Activities	(2,583)	(61,040)	(171,473)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in note receivable - related party	-	(557,927)	(557,927)

Net Cash Used by Investing Activities	-	(557,927)	(557,927)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock issued	-	595,000	729,400

Net Cash Used by Financing Activities	-	595,000	729,400

NET DECREASE IN CASH	(2,583)	(23,967)	-

CASH AT BEGINNING OF PERIOD	2,583	50,125	-

CASH AT END OF PERIOD	$-	$26,158	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

US URANIUM, INC.
Notes to Financial Statements
July 31, 2008 and January 31, 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2008 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $452,004 at July 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The parties subsequently determined to unwind the transactions and return Holdings to its status as a privately held company (the “Unwinding”). Accordingly, effective August 8, 2007, the parties entered into a Reversal Agreement pursuant to which we sold the shares of Holdings back to its former stockholder in exchange for the return to treasury of the 31,000,000 shares of our common stock issued in the Merger. As additional consideration for the purchase and sale of the shares of Holdings, Holdings agreed to repay to us the entire net principal amount of the Bridge Loan it had received, together with certain expenses incurred by us, or an aggregate of $557,927.

Holdings issued us a promissory note (the “Note” and, together with related documents, the “Loan Documents”) in connection with the loan (the “Loan”) of the $557,927 principal balance of net funds advanced by us. The Note was due on November 15, 2007 (the “Due Date”), and bore interest at the rate of 9% per annum. The Note was secured by a perfected security interest and first priority lien on all of the assets of Holdings, as well as by the deposit into escrow of all of the issued and outstanding shares of Holdings.

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

Following completion of the Unwinding, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available, or of the nature of any business opportunity that we may find, or of the financial resources required of any possible business opportunity.

RESULTS OF OPERATIONS

For the six months ended July 31, 2008 and since our date of inception, we have not generated any revenue.

We incurred total operating expenses of $8,622 and $13,649 for the three and six month periods ended July 31, 2008, as compared to total operating expenses of $258,287 and $282,327 for the three and six month periods ended July 31, 2007. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. The significant operating expenses include professional fees of $8,622 and $13,649 for the three and six months ended July 31, 2008 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with professional fees of $258,287 and 282,327 during the three and six months ended July 31, 2007. We incurred mineral property expenses of $-0- for the six months ended July 31, 2008 as compared to mineral property expenses of $1,556 for the six months ended July 31, 2007. The decrease in 2008 was the result of our inactivity since our unsuccessful attempt to acquire Cromwell Uranium Holdings, Inc.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2008, we had no cash in the bank.

As discussed above, we are owed the entire $557,927 principal balance of the Note issued to us by Holdings, plus accrued interest. However, Holdings is in default under the Note, and we are currently unable to determine the likelihood that the Note will be repaid.

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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of July 31, 2008, our internal control over financial reporting was effective based on those criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Date: September __, 2008	US Uranium Inc.

	By	/s/ James D. Davidson
James D. Davidson President, Treasurer, Principal Executive Officer, Principal Financial Officer