Form 10-Q
period 2008-10-31
US Uranium Inc.
filed 2008-12-15
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008
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

There were 58,313,002 shares of common stock issued and outstanding as of December 15, 2008.

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

US URANIUM INC.
(a development stage company)

Balance Sheets

ASSETS

	October 31,	January 31,
	2008	2008
	(unaudited)

CURRENT ASSETS

Cash	$5,964	$2,583

Total Current Assets	5,964	2,583

OTHER ASSETS

Note receivable-related party	557,927	557,927

TOTAL ASSETS	$563,891	$560,510

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,224	$797

Total Current Liabilities	1,224	797

STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares authorized at
Par value of $0.001, no shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized at
par value of $0.001, 58,313,002 and 56,313,002
shares issued and outstanding	58,313	56,313
Additional paid-in capital	959,755	941,755
Deficit accumulated during the exploration stage	(455,401)	(438,355)

Total Stockholders' Equity	562,667	559,713

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$563,891	$560,510

The accompanying notes are an integral part of these financial statements.

US URANIUM INC.
(a development stage company)
Statements of Operations
(unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on April 19,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 Through
	October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Mineral property expenses	-	-	-	1,556	29,465
General and administrative	3,407	16,381	17,056	297,152	425,946

Total Operating
Expenses	3,407	16,381	17,056	298,708	455,411

OTHER INCOME (EXPENSE)

Interest income	10	-	10	-	10

INCOME (LOSS) FROM
OPERATIONS	(3,397)	(16,381)	(17,046)	(298,708)	(455,401)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3,397)	$(16,381)	$(17,046)	$(298,708)	$(455,401)

BASIC LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	57,313,002	56,193,002	56,313,002	55,850,778

The accompanying notes are an integral part of these financial statements.

US URANIUM INC.
(a development stage company)

Statements of Cash Flows
(unaudited)

			From Inception
	For the Nine	For the Nine	on April 19,
	Months Ended	Months Ended	2004 Through
	October 31,	October 31,	October 31,
	2008	2007	2008
OPERATING ACTIVITIES

Net loss	$(17,046)	$(298,708)	$(455,401)
Adjustments to reconcile net loss to
net cash used by operating activities:
Contributed capital	2,000	2,000	268,668
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	427	235,668	1,224

Net Cash Used by Operating Activities	(14,619)	(61,040)	(185,509)

INVESTING ACTIVITIES

Increase in note receivable - related party	-	(557,927)	(557,927)

Net Cash Used by Investing Activities	-	(557,927)	(557,927)

FINANCING ACTIVITIES

Proceeds from common stock issued	18,000	595,000	749,400

Net Cash Used by Financing Activities	18,000	595,000	749,400

NET DECREASE IN CASH	3,381	(23,967)	5,964

CASH AT BEGINNING OF PERIOD	2,583	23,967	-

CASH AT END OF PERIOD	$5,964	$-	$5,964

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

US URANIUM, INC.

Notes to Financial Statements
October 31, 2008 and January 31, 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2008 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $454,253 at October 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 3 – EQUITY TRANSACTIONS

On September 18, 2008, the Company issued 4,000,000 shares of its common stock for cash at $0.005 per share for total proceeds of $20,000.

US URANIUM, INC.

Notes to Financial Statements
October 31, 2008 and January 31, 2008

 NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to identify and successfully participate in any future acquisition, joint venture or other new business initiative.

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

RESULTS OF OPERATIONS

For the nine months ended October 31, 2008 and since our date of inception, we have not generated any revenue.

We incurred total operating expenses of $3,407 and $17,056 for the three and nine month periods ended October 31, 2008, as compared to total operating expenses of $16,381 and $298,708 for the three and nine month periods ended October 31, 2007. These expenses consisted of operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. The significant operating expenses include general and administrative expenses and professional fees of $3,407 and $17,056 for the three and nine months ended October 31, 2008 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with general and administrative expenses and professional fees of $16,381 and $297,152 during the three and nine months ended October 31, 2007. We incurred mineral property expenses of $-0- for the nine months ended October 31, 2008 as compared to mineral property expenses of $1,556 for the nine months ended October 31, 2007. The decrease in 2008 was the result of our inactivity since our unsuccessful attempt to acquire Cromwell Uranium Holdings, Inc.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2008, we had $5,964 in the bank.

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

PART II
OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 18, 2008, we closed a private placement (the “Offering”) of shares of our common stock, $0.001 par value per share (the “Common Stock”).  The Offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act.  The shares of Common Stock were offered at a price of $0.005 per share.  The Company derived total proceeds of $20,000 from the sale of 4,000,000 shares of its Common Stock in the Offering.  The Common Stock was offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States.  No commissions were paid in connection with the offering.

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly report.

 Exhibit
Number                               Description
31.1	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

10.1	Form of Subscription Agreement

____________________
* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2008	US Uranium Inc.

	By:	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal Executive Officer, Principal Financial Officer