Form 10-K/A
period 2008-01-31
CALIFORNIA GOLD CORP.
filed 2009-03-20
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: January 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

Commission file number         333-134549

CALIFORNIA GOLD CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	83-0483725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6830 Elm Street, McLean, VA	22101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (703) 403-7529

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐                                                      Accelerated Filer ☐

Non-Accelerated Filer ☐                                                      Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

The aggregate market value of the common equity on July 31, 2007 held by non-affiliates computed by reference to the closing price of the issuer’s Common Stock on that date, was $32,750,902 based upon the closing price ($1.30) multiplied by the 25,193,002 shares of the issuer’s Common Stock held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE:

This Form 10-K/A, Amendment No. 1 is being filed by California Gold Corp., formerly known as US Uranium Inc. (the “Company”), to amend its Annual Report on Form 10-KSB for the year ended January 31, 2008, filed with the Securities and Exchange Commission on May 15, 2008, (i) to restate its balance sheets, income statements, statements of stockholders’ equity and statement of cash flows and accompanying notes and text (Part II, Item 7) as a result of the improper accounting for a conversion feature of a debenture and freestanding warrant that we issued in June 2007 (ii) to revise our conclusion regarding the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures as of the end of the period covered by this report, and (iii) to revise the certifications required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934 to include language regarding internal control over financial reporting.

New certifications of our principal executive and financial officer are included as exhibits to this amendment.

PART II

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION OR RESULTS OF OPERATIONS

Liquidity

We plan to explore possibilities of a business combination during the next 12 months. We are exploring various business opportunities that have the potential to generate revenue and profits in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available nor of the nature of the business opportunity, nor give you an indication of the financial resources required for any possible business opportunity.

We have minimal operating costs and expenses at the present time due to our limited business activities.  We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible merger and/or acquisition transactions. This financing may take the form of additional sales of our equity or debt securities or loans from our sole officer.  There is no assurance that additional financing will be available, if required, or on terms favorable to us.

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment.  We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Results of Operations

We realized a net loss of $982,922 for the year ended January 31, 2008 compared to a net loss of $21,158 for the year ended January 31, 2007. The increase was the result of an accrual of $268,688 in consulting fees in connection with our merger (the “Merger”)1 with Cromwell Uranium Holdings, Inc. (“Holdings”) and $595,000 for the value of the conversion feature and warrants attached to the convertible debentures we sold to finance our bridge loan to Holdings. We also incurred significant accounting fees in connection with the Merger. The accrued consulting fees were forgiven when the Merger with Holdings was reversed and recorded as contribution to capital since they were payable to certain of our shareholders.

We expect that our operating expenses for 2009 will be approximately $1,500 per month for the legal and accounting costs of maintaining our status as a public company. In the event that we enter into an acquisition of another company, costs will increase significantly.

1 For a more detailed description of the Merger, including a discussion of the convertible debentures, see “Item 1 – Description of Business” in our Form 10-KSB Annual Report for the fiscal year ended January 31, 2008 filed with the SEC on May 15, 2008.

ITEM 8. FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm.	5

Balance Sheets as of January 31, 2008 and January 31, 2007	6

Statements of Operations for the years ended January 31, 2008 and January 31, 2007 and for the period from April 19, 2004 (inception) through January 31, 2008	7

Statement of Stockholders’ Deficit	8

Statement of Cash Flows for the years ended January 31, 2008 and January 31, 2007 and for the period from April 19, 2004 (inception) through January 31, 2008	9

Notes to Financial Statements	10

             MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
California Gold Corp.
Formerly known as US Uranium Inc.
(An Exploration Stage Company)

We have audited the accompanying restated balance sheets of California Gold Corp. (An Exploration Stage Company) as of January 31, 2008 and January 31, 2007, and the related restated statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2008 and January 31, 2007 and since inception on April 19, 2004 through January 31, 2008. These restated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these restated financial statements based on our audits.

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

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of California Gold Corp. (An Exploration Stage Company) as of January 31, 2008 and January 31, 2007, and the related restated statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2008 and January 31, 2007 and since inception on April 19, 2004 through January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying restated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the restated financial statements, the Company has an accumulated deficit of $438,355, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The restated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
March 13, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CALIFORNIA GOLD CORP.
(fka US Uranium Inc., fka Arbutus Resources, Inc.)
(An Exploration Stage Company)
Balance Sheets

	January 31,	January 31,
	2008	2007
	(restated)

ASSETS
CURRENT ASSETS

Cash	$2,583	$23,967
Note receivable	557,927	-

Total Current Assets	560,510	23,967

TOTAL ASSETS	$560,510	$23,967

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$797	$-

Total Current Liabilities	797	-

STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares authorized at of $0.001, no shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized at par value of $0.001, 56,313,002 and 55,753,002 shares issued and outstanding	56,313	55,753
Additional paid-in capital	1,536,755	18,647
Deficit accumulated during the development stage	(1,033,355)	(50,433)

Total Stockholders' Equity	559,713	23,967

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$560,510	$23,967

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium Inc., fka Arbutus Resources, Inc.)
(An Exploration Stage Company)
Statements of Operations

			From Inception
	For the Year	For the Year	on April 19,
	Ended	Ended	2004 Through
	January 31,	January 31,	January 31,
	2008	2007	2008
	(restated)		(restated)
REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Mineral property expenses	1,556	1,450	27,206
General and administrative	386,366	19,708	411,149

Total Operating

Expenses	387,922	21,158	438,355

INCOME (LOSS) FROM OPERATIONS	(387,922)	(21,158)	(438,355)

OTHER EXPENSE

Interest expense	(595,000)	-	(595,000)

LOSS BEFORE INCOME TAXES	(982,922)	(21,158)	(1,033,355)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(982,922)	$(21,158)	$(1,033,355)

BASIC LOSS PER COMMON SHARE	(0.02)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	56,033,002	55,753,002

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium Inc., fka Arbutus Resources, Inc.)
(An Exploration Stage Company)
Statements of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance, April 19, 2004	-	$-	$-	$-	$-

Common stock issued for cash at $0.0001 per share	46,990,000	46,990	(39,590)	-	7,400

Common stock issued for cash at $0.001 per share	6,985,000	6,985	4,015	-	11,000

Common stock issued for cash at $0.03 per share	1,778,000	1,778	54,222	-	56,000

Loss from inception through January 31, 2006	-	-	-	(29,275)	(29,275)

Balance, January 31, 2006	55,753,000	55,753	18,647	(29,275)	45,125

Loss for the year ended January 31, 2007	-	-	-	(21,158)	(21,158)

Balance, January 31, 2007	55,753,000	55,753	18,647	(50,433)	23,967

Common stock issued for cash at $1.35 per share	440,002	440	594,560	-	595,000

Fair value of conversion feature and warrants	-	-	595,000	-	595,000

Contributed capital	-	-	268,668	-	268,668

Common stock issued for cash at $0.03 per share	120,000	120	59,880	-	60,000

Loss for the year ended January 31, 2008	-	-	-	(982,922)	(982,922)

Balance, January 31, 2008	56,313,002	$56,313	$1,536,755	$(1,033,355)	$559,713

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium Inc., fka Arbutus Resources, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows

			From Inception
	For the Year	For the Year	on April 19,
	Ended	Ended	2004 Through
	January 31,	January 31,	January 31,
	2008	2007	2008
	(restated)		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(982,922)	$(21,158)	$(1,033,355)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible debt	595,000	-	595,000
Contributed capital	268,668	-	268,668
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	797	(5,000)	797

Net Cash Used by Operating Activities	(118,457)	(26,158)	(168,890)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in note receivable - related party	(557,927)	-	(557,927)

Net Cash Used by Investing Activities	(557,927)	-	(557,927)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock issued	655,000	-	729,400

Net Cash Used by Financing Activities	655,000	-	729,400

NET DECREASE IN CASH	(21,384)	(26,158)	2,583

CASH AT BEGINNING OF PERIOD	23,967	50,125	-

CASH AT END OF PERIOD	$2,583	$23,967	$2,583

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

1.           Summary of Significant Accounting Policies

Nature of Business
US Uranium Inc. was incorporated on April 19, 2004 as Arbutus Resources Inc. under the laws of the state of Nevada. The Company is engaged in the business of acquiring, developing and holding mineral properties, primarily uranium. The Company’s management is also authorized to pursue any other business opportunities believed to hold a potential for profit.

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

	(Loss)	Shares	Basic (Loss) Per Share
	(Numerator)	(Denominator)	Amount
For the Year Ended	$(387,922)	56,033,002	$(0.01)
For the Period Ended	$(21,158)	55,753,002	$(0.00)

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

CALIFORNIA GOLD CORP.
(fka US Uranium Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
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

CALIFORNIA GOLD CORP.
(fka US Uranium Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

1.            Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)
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

CALIFORNIA GOLD CORP.
(fka US Uranium Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
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

CALIFORNIA GOLD CORP.
(fka US Uranium Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
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

CALIFORNIA GOLD CORP.
(fka US Uranium Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
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

6.            CONVERTIBLE DEBENTURES

During 2007, the Company issued convertible debentures totaling $595,000. The notes were  convertible at $1.35 into 440,002 shares of the Company’s common stock and 440,002 warrants to purchase shares of the Company’s common stock at $0.75 per share. The value of the conversion feature was determined using the intrinsic value method.  The amount was recorded as a discount to the convertible debt at $595,000. The discount was expensed upon the conversion of the debt in July 2007.

7.            RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the year ended January 31, 2008 to reflect the value of the conversion feature and warrants attached to the convertible debentures. This restatement resulted in an additional expense of $595,000 being recorded in 2008. The Company’s summarized financial statements comparing the restated financial statements to those originally filed are as follows:

BALANCE SHEET
	Restated	Original
CURRENT ASSETS
Cash	$2,583	$2,583
Note receivable	557,927	557,927
Total Current Assets	560,510	560,510
TOTAL ASSETS	$560,510	$560,510
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$797	$797
Total Current Liabilities	797	797

CALIFORNIA GOLD CORP.
(fka US Uranium Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

7.  RESTATED FINANCIAL STATEMENTS (CONTINUED)

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized at of $0.001, no shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized at par value of $0.001, 56,313,002 and 55,753,002 shares issued and outstanding	56,313	56,313
Additional paid-in capital	1,536,755	941,755
Deficit accumulated during the development stage	(1,033,355)	(438,355)
Total Stockholders' Equity	559,713	23,967
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$560,510	$23,967

STATEMENT OF OPERATIONS

REVENUES	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-
OPERATING EXPENSES
Mineral property expenses	1,556	1,556
General and administrative	386,366	386,366
Total Operating Expenses	387,922	387,922
INCOME (LOSS) FROM OPERATIONS	(387,922)	(387,922)
OTHER EXPENSE
Interest expense	(595,000)	-
LOSS BEFORE INCOME TAXES	(982,922)	(387,922)
INCOME TAX EXPENSE	-	-
NET LOSS	$(982,922)	$(387,922)

ITEM 9A(T) - CONTROLS AND PROCEDURES

(a) Management’s Annual Report on Internal Control Over Financial Reporting. The management of California Gold Corp. (formerly US Uranium Inc.) is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Under the supervision and with the participation of our senior management, consisting of James D. Davidson, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of January 31, 2008; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies:

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements. See index to financial statements on page 4 of this Annual Report, Amendment No. 1.

(b)	Exhibits[2]

23.1	Consent of Moore & Associates, Chartered, independent registered public accountants

31.1/31.2	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

2 For a complete list of exhibits filed with our Form 10-KSB annual report, see “Item 13 – Exhibits” in our Form 10-KSB Annual Report for the fiscal year ended January 31, 2008 filed with the SEC on May 15, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2009	CALIFORNIA GOLD CORP.

	By:	/s/ James D. Davidson
James D. Davidson, President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James D. Davidson	President, Treasurer, Chief	March 19, 2009
James D. Davidson	Executive Officer, Chief Financial and Accounting Officer, Director

/s/ David Rector	Director	March 19, 2009
David Rector