Form 10-K
period 2009-01-31
CALIFORNIA GOLD CORP.
filed 2009-05-15
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: January 31, 2009
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No ☐

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
Yes ☒   No ☐

As of April 15, 2009, there were 58,313,002 shares of the registrant’s common equity outstanding.  The aggregate market value of the common equity on July 31, 2008 held by non-affiliates computed by reference to the closing price of the issuer’s Common Stock on that date, was $981,268 based upon the closing price ($0.05) multiplied by the 19,625,377 shares of the issuer’s Common Stock held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “California Gold,” ” the “Company,” “we,” “us” or “our” are to California Gold Corp.

PART I

ITEM 1.	BUSINESS

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

On March 9, 2009, our Board of Directors and holders of a majority of our outstanding common stock approved, and we filed with the Secretary of State of the State of Nevada, a Certificate of Amendment to our Articles of Incorporation, which changed our name from US Uranium Inc. to California Gold Corp.

Research and Development

We have not spent any amounts on research and development activities during either of the last two fiscal years.

Employees

As of March 31, 2009 our only employee was our sole executive officer.

ITEM 1A.	RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Prior to the Merger, we had acquired the Green Energy Claims which we spun off to Leasco as part of the Merger.  We currently own no property.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3.	LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since February 26, 2007 our Common Stock has been listed for quotation on the Over-the-Counter Bulletin Board, originally under the symbol “ARBU”.   We changed our symbol to “CWLU” in anticipation of the Merger and following execution of the Reversal Agreement, we changed our symbol to “USUI”.  Following our name change to California Gold Corp., our symbol changed to “CLGL.”

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB by the Nasdaq Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

January 31, 2009	$ 0.02	$ 0.001
October 31, 2008	$ 0.05	$ 0.005
July 31, 2008	$ 0.16	$ 0.05
April 30, 2008	$ 0.20	$ 0.15
Quarter Ended	High Bid	Low Bid

January 31, 2008	$ 0.65	$ 0.20
October 31, 2007	$ 1.25	$ 0.51
July 31, 2007 (from July 6, 2007)(1)	$ 1.75	$ 0.15
July 5, 2007	$ 0.18	$ 0.18
April 30, 2007(2)	$ 0.18	$ 0.15

(1)	All quotations from July 6, 2007 reflect the 6.35 for 1 Stock Split which was effected on July 5, 2007.
(2)	From February 27, 2007, the first available date during this quarter.

Holders

As of April 15, 2009, we had 58,313,002 shares of our Common Stock issued and outstanding held by 21 shareholders of record.

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

We were planning to issue options to purchase 100,000 shares of our Common Stock to David Rector in connection with the Merger, but those options were not and will not be issued.

We have not maintained any other equity compensation plans since our inception.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

Fiscal year Ended January 31, 2009 and 2008

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $582,984 and $386,366 for the years ended January 31, 2009 and 2008, respectively. These expenses increased in the fiscal year ended January 31, 2009 primarily as a result of the write off of the entire $557,927 balance of the Loan.  General and administrative expenses decreased to $25,057 in the fiscal year ended January 31, 2009 from $386,366 in the fiscal year ended January 31, 2008.  These expenses in the fiscal year ended January 31, 2009 consisted primarily of accounting and legal costs relating to the preparation and filing of our periodic reports, while in the fiscal year ended January 31, 2008, they related to the completion of the Merger and its subsequent unwinding.

Our net losses for years ended January 31, 2009 and 2008 were $(582,965) and $(387,922), respectively.

We have generated no revenues and our net operating loss from inception through January 31, 2009 was $(1,021,320).

Liquidity and Capital Resources

Our cash and cash equivalents balance as of January 31, 2009 was $4,113.

We are a development stage company and currently have no operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

We have minimal operating costs and expenses at the present time due to our limited business activities.  We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and, additionally, we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity or debt securities or loans from our sole officer or directors.  There is no assurance that additional financing will be available, or, if available, that it will be on terms favorable to us.

Our auditors have included an explanatory paragraph in their report on our consolidated financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and our limited funds. We believe that we will be able to raise the required funds for operations and to achieve our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9A.[T]	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

The management of California Gold Corp. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Under the supervision and with the participation of our senior management, consisting of James D. Davidson, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of January 31, 2009; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (the “SEC”) that permit us to provide only management’s report in this annual report

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Interim Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of April 30, 2009, with respect to our directors and executive officers.

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

Name	Positions Held	Age	Date of Election or Appointment as Director
James D. Davidson	President, Chief Executive Officer, Chief Financial Officer Treasurer, Secretary and director	62	November 12, 2007
David Rector	Director	62	June 15, 2007

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

Mr. Rector joined our board of directors on June 15, 2007. Mr. Rector served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Nevada Gold Holdings, Inc. (formerly known as Nano Holdings International, Inc.) from April 19, 2004 through December 31, 2008.  He has served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Standard Drilling, Inc. since November 2007, and of NanoDynamics Holdings, Inc. (formerly known as Mystica Candle Corporation) since June 6, 2008. Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience from June 2004 to December 2006, when he resigned as an officer and Director of Nanoscience.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manager of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985. From June 1983 until June 1985, Mr. Rector served as President and General Manager of Sunset, from August 1981 until May 1985, Mr. Rector served as an Administrative and International Director of Sunset, and from June 1980 until August 1981, Mr. Rector served as Group Product Manager for Sunset.

Additionally, Mr. Rector currently serves on the Board of Directors of the following public companies:

Name	Director Since

Senesco Technologies, Inc. (AMEX:SNT)	February 2002
Dallas Gold & Silver Exchange (AMEX:DSG)	May 2003
Standard Drilling, Inc.(STDR.PK)	November 2007
NanoDynamics Holdings, Inc. OTCBB:NNDY)	June 2008

As a result, the amount of time that Mr. Rector has to devote to our activities may be limited.

Mr. Rector obtained his Bachelor’s Degree in Business Administration from Murray State University in 1969.

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.  Our two directors perform all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended January 31, 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended January 31, 2009 that received annual compensation during the fiscal year ended January 31, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Karen Law, Chief Executive Officer (1)	2007	0	0	0	0	0	0	0	0

David Rector, Chief Executive Officer (2)	2007	0	0	0	0	0	0	0	0

Robert McIntosh, Chief Executive Officer (3)	2007	0	0	0	0	0	0	0	0

James D. Davidson,	2008	0	0	0	0	0	0	0	0
Chief Executive Officer (4)	2007	0	0	0	0	0	0	0	0
__________________
(1)	Effective June 15, 2007, Ms. Law resigned as our President, Chief Executive Officer, Chief Financial Officer and Treasurer.

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

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees (if any) of the board of directors or for special assignments. During the fiscal years ended January 31, 2009 and 2008 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 15, 2009 by

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock,

•	each of our directors,

•	each of our executive officers, and

•	all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

James D. Davidson (2) 6830 Elm Street McLean, VA 22101	Common Stock	35,727,625	61.3%

David Rector	Common Stock	- 0 -	- 0 -
All directors and executive officers as a group (2 persons)	Common Stock	35,727,625	61.3%
Michael Bayback 4515 Oceanview Blvd. La Canada, CA 91011	Common Stock	5,050,000	8.66%
Gottbetter Capital Group, Inc. 488 Madison Avenue, 12th Floor New York, NY 10022	Common Stock	5,493,250	9.4%
Barry Honig 3269 Harrington Drive Boca Raton, FL 33496	Common Stock	4,450,000	7.9%
Lucius Capital Corporation 200-204 Lambert Street Whitehorse YT Y1A 3T2	Common Stock	3,073,377	5.3%
__________________
(1)
Based upon 58,313,002 shares issued and outstanding as at April 15, 2009.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our Common Stock.

(2)	Mr. Davidson is our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part II, Item 5 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

These shares have been issued to Mr. Davidson pursuant to a Restricted Stock Purchase Agreement. The agreement provides for a purchase price of par value, or $31,000, which amount was paid by cancellation of the indebtedness we owed to Mr. Davidson. We have an option, but not the obligation, to repurchase the shares, subject to certain limitations, in the event of termination of Mr. Davidson’s services to us, at Mr. Davidson’s original purchase price. One-third of the shares (10,333,333 shares) were released from our right to repurchase on December 31, 2008, an additional one-third of the shares will be released from our right to repurchase on December 31, 2009 and the remaining shares will be released from our right to repurchase on December 31, 2010. The Agreement requires that the certificate evidencing the shares be held in escrow until our right to repurchase lapses.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended January 31, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended January 31, 2009	Fiscal year ended January 31, 2008
Audit fees (1)	$3,500	$6,125
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$3,500	$6,125

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

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Loreto Resources Corporation are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger and Reorganization, dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp.(1)
3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (2)
3.2	3.2	By-Laws of Registrant (3)
3.3	3.1	Certificate of Amendment to Articles of Incorporation of Registrant (7)
10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007 (1)
10.2	10.1	Securities Purchase Agreement, dated as of June 22, 2007, among the Registrant, certain purchasers and Gottbetter & Partners, LLP as escrow agent (4)
10.3	10.2	Form of Debenture, dated June 22, 2007 (4)
10.4	10.3	Bridge Loan And Control Share Pledge And Security Agreement, dated as of June 22, 2007, among and the Registrant and Cromwell Uranium Holdings, Inc. (4)
10.5	10.4	Bridge Loan Promissory Note, dated June 22, 2007 (4)
10.6	10.5	Pledge and Escrow Agreement, dated as of June 22, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Gottbetter & Partners, LLP as escrow agent (4)
10.7	10.2	Monmouth Agreement, dated June 12, 2007, between the Registrant and Yvon Gagne (1)

Exhibit No.	SEC Report Reference Number	Description
10.8	10.3	Elliot Lake South Project Agreement, dated June 12, 2007, between the Registrant and 2060014 Ontario, Ltd. (1)
10.9	10.4	Longlac Project Agreement, dated June 12, 2007, between the Registrant and 2060014 Ontario, Ltd. (1)
10.10	10.10	Employment Agreement, dated July 11, 2007, between the Registrant and Robert McIntosh(1)
10.11	10.11	Employment Agreement, dated July 11, 2007, between the Registrant and David Naylor(1)
10.12	10.12	Employment Agreement, dated July 11, 2007, between the Registrant and Graeme Scott (1)
10.13	10.13	Escrow Agreement, dated July 11, 2007, among the Registrant, Robert McIntosh and Gottbetter & Partners, LLP, as escrow agent(1)
10.14	10.14	Split-Off Agreement, dated July 11, 2007, among the Registrant, Arbutus Leaseco Inc., Karen Law and Lyle Smith (1)
10.15	10.15	General Release Agreement, dated July 11, 2007, among the Registrant, Karen Law, Lyle Smith, Arbutus Leaseco, Inc., and Cromwell Uranium Holdings, Inc. (1)
10.16	10.16	Form of Lockup Letter, dated July 11, 2007 (1)
10.17	10.17	Form of Investor Warrant, dated July 11, 2007 (1)
10.18	10.18	Form of Option Agreement (1)
10.19	10.1	Reversal Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)
10.20	10.2	Reversal Loan and Control Share Pledge and Security Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)
10.21	10.3	Form of Reversal Loan Promissory Note(5)
10.22	10.4	Security Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

Exhibit No.	SEC Report Reference Number	Description
10.23	10.5	Pledge and Escrow Agreement between the Registrant, Robert McIntosh, Cromwell Uranium Holdings, Inc. and Gottbetter & Partners, LLP, as escrow agent(5)
10.24	10.1	Restricted Stock Purchase Agreement between the Registrant and James D. Davidson (6)
10.25	10.1	Form of Subscription Agreement (8)
14.1	14.1	Code of Ethics (1)
16.1	16.1	Letter on Change in Certifying Accountant, dated July 13, 2007 from Dale Matheson Carr-Hilton Labonte Chartered
21	*	List of Subsidiaries
31.1/31.2	*	Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer
32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer
_________________
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

(7)
Filed with the Securities and Exchange Commission on March 11, 2009 as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

(8)
Filed with the Securities and Exchange Commission on December 15, 2008 as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

____________________
* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

In reviewing the agreements included as exhibits and incorporated by reference to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORETO RESOURCES CORPORATION

Dated: May 15, 2009	By: /s/ James D. Davidson
James D. Davidson, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James D. Davidson James D. Davidson	Director	May 15, 2009

/s/ David Rector David Rector	Director	May 15, 2009

PART IV – FINANCIAL INFORMATION

ITEM 15.	FINANCIAL STATEMENTS

                                                                                                                                          0;Page

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
California Gold Corp. (f.k.a. US Uranium, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of California Gold Corp. (f.k.a. US Uranium, Inc.) (An Exploration Stage Company) as of January 31, 2009 and January 31, 2008, and the related statements of operations, stockholders’ equity  and cash flows for the years ended January 31, 2009 and January 31, 2008 and since inception on April 19, 2004 through January 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Gold Corp. (f.k.a. US Uranium, Inc.) (An Exploration Stage Company) as of January 31, 2009 and January 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2009 and January 31, 2008 and since inception on April 19, 2004 through January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has an accumulated deficit of $1,021,320, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
May 14, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
Balance Sheets

	January 31,	January 31,
	2009	2008

CURRENT ASSETS

Cash	$4,113	$2,583
Note receivable, net	-	557,927

Total Current Assets	4,113	560,510

TOTAL ASSETS	$4,113	$560,510

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$7,365	$797

Total Current Liabilities	7,365	797

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized at of $0.001, no shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized at par value of $0.001, 58,313,002 and 56,313,002 shares issued and outstanding	58,313	56,313
Additional paid-in capital	959,755	941,755
Deficit accumulated during the exploration stage	(1,021,320)	(438,355)

Total Stockholders' Equity (Deficit)	(3,252)	559,713
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,113	$560,510

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
Statements of Operations
For the Years Ended January 31, 2009 and 2008 and
For the Period from April 19, 2004 (Inception) through January 31, 2009

	For the Year Ended January 31, 2009	For the Year Ended January 31, 2008	From Inception on April 19, 2004 Through January 31, 2009

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Mineral property expenses	-	1,556	27,206
Bad debt expense	557,927	-	557,927
General and administrative	25,057	386,366	436,206

Total Operating Expenses	582,984	387,922	1,021,339

INCOME (LOSS) FROM OPERATIONS	(582,984)	-	(1,021,339)

OTHER INCOME (EXPENSE)

Interest income	19	-	19

INCOME (LOSS) BEFORE INCOME TAXES	(582,965)	(387,922)	(1,021,320)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(582,965)	$(387,922)	$(1,021,320)

BASIC LOSS PER COMMON SHARE	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,753,892	56,033,002

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
Statements of Stockholders’ Equity
From June 28, 2006 (Inception) through January 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance, April 19, 2004	-	$-	$-	$-	$-

Common stock issued for cash at $0.0001 per share	46,990,000	46,990	(39,590)	-	7,400

Common stock issued for cash at $0.001 per share	6,985,000	6,985	4,015	-	11,000

Common stock issued for cash at $0.03 per share	1,778,000	1,778	54,222	-	56,000

Loss from inception through January 31, 2006	-	-	-	(29,275)	(29,275)

Balance, January 31, 2006	55,753,000	55,753	18,647	(29,275)	45,125

Loss for the year ended January 31, 2007	-	-	-	(21,158)	(21,158)

Balance, January 31, 2007	55,753,000	55,753	18,647	(50,433)	23,967

Common stock issued for cash at $1.35 per share	440,002	440	594,560	-	595,000

Contributed capital	-	-	268,668	-	268,668

Common stock issued for cash at $0.03 per share	120,000	120	59,880	-	60,000

Loss for the year ended January 31, 2008	-	-	-	(387,922)	(387,922)

Balance, January 31, 2009	56,313,002	56,313	941,755	(438,355)	559,713

Canceled shares	(2,000,000)	(2,000)	2,000	-	-

Common stock issued for cash at $0.005 per share	4,000,000	4,000	16,000	-	20,000

Loss for the year ended January 31, 2009	-	-	-	(582,965)	(582,965)

Balance, January 31, 2009	58,313,002	$58,313	$959,755	$(1,021,320)	$(3,252)

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
Statements of Cash Flow
For the Years Ended January 31, 2009 and 2008 and
For the Period from April 19, 2004 (Inception) through January 31, 2009

			From Inception
	For the Year	For the Year	on April 19,
	Ended	Ended	2004 Through
	January 31,	January 31,	January 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(582,965)	$(387,922)	$(1,021,320)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed capital	-	268,668	268,668
Allowance for bad debts	557,927	-	557,927
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	6,568	797	7,365

Net Cash Used in Operating Activities	(18,470)	(118,457)	(187,360)

INVESTING ACTIVITIES

Increase in note receivable - related party	-	(557,927)	(557,927)

Net Cash Used in Investing Activities	-	(557,927)	(557,927)

FINANCING ACTIVITIES

Proceeds from common stock issued	20,000	655,000	749,400

Net Cash Provided by Financing Activities	20,000	655,000	749,400

NET DECREASE IN CASH	1,530	(21,384)	4,113

CASH AT BEGINNING OF PERIOD	2,583	23,967	-

CASH AT END OF PERIOD	$4,113	$2,583	$4,113

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

a. Nature of Business

California Gold Corp. (the Company) was incorporated in the State of Nevada on April 19, 2004. The Company’s name was changed from US Uranium, Inc. on March 9, 2009.The Company is engaged in the business of acquiring, developing and holding mineral properties. The Company’s management is also authorized to pursue any other business opportunities believed to hold a potential for profit.

NOTE 2- SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

a. Use of Estimates

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

b. Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2009.

	For the Year Ended January 31, 2009	For the Year Ended January 31, 2008
Loss (numerator)	$(582,965)	$(387,922)
Shares (denominator)	55,753,892.	56,033,002.
Per share amount	$(0.01)	$(0.01)

c. Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

d. Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the years ended January 31, 2009 and 2008.

e. Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense during the years ended of January 31, 2009 and 2008.

f. Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

g. Income Taxes

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	January 31,
	2009	2008
Income tax expense at statutory rate	$(227,356)	$(151,290)

Valuation allowance	227,356	151,290
Income tax expense per books	$-0-	$-0-

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

 g. Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:
	January 31,
	2008	2007
NOL Carryover	$398,315	$170,959
Valuation allowance	(398,315)	(170,959)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,021,320 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

h. Impairment of Long-Lived Assets- Mineral Properties

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

i. Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a January 31 fiscal year end.

j.	Stock-based compensation

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

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

k. Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and Extinguishments of Liabilities,”

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

k. Recent Accounting Pronouncements (Continued)

and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACOUNTING POLICIES (CONTINUED)

k. Recent Accounting Pronouncements (Continued)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 3 - COMMON STOCK

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

During the year ended January 31, 2009, the Company cancelled 2,000,000 share of its common stock.  On September 18, 2008, the Company issued 4,000,000 shares of its common stock for $20,000 cash.

Note 4- RELATED PARTY TRANSACTIONS

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

The former shareholder issued to the Company a promissory note for the $557,927 principal balance of net funds advanced. The Note was due on November 15, 2007 , and bore interest at the rate of 9% per annum. The Note was secured by a perfected security interest and first priority lien on all of the assets of the former subsidiary, as well as by the deposit into escrow of all of the issued and outstanding shares of the former subsidiary. The former subsidiary was to begin making consecutive monthly interest-only payments on the Note of accrued interest commencing 30 days from the closing of the Loan through the due date, at which time the former subsidiary was required to repay the unpaid principal amount of the Note, together with accrued and unpaid interest.

A default by former subsidiary under the Note caused an increase to the interest rate from 9% to 15% per annum, which increased interest rate will continue until all defaults are cured. In addition, if such default is not cured, the Company is entitled to foreclose on its security interest in the collateral provided for under the Loan Documents and to obtain delivery of the escrowed shares. During the year ended January 31, 2009, the Company recorded an allowance for doubtful accounts of $557,927 with respect to the Note.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc., fka Arbutus Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 5- SIGNIFICANT EVENTS

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

NOTE 6 - GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,021,320 at January 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.