Form 10-Q
period 2009-04-30
CALIFORNIA GOLD CORP.
filed 2009-06-23
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009
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

Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

There were 58,063,002 shares of common stock issued and outstanding as of June 23, 2009.

CALIFORNIA GOLD CORP.

INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of California Gold Corp. (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended January 31, 2009, previously filed on Form 10-K with the Securities and Exchange Commission (“SEC”), File No. 333-134549.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(an Exploration Stage Company)

Balance Sheets

	April 30,	January 31,
	2009	2009
	(unaudited)

ASSETS
CURRENT ASSETS

Cash	$1,974	$4,113

Total Current Assets	1,974	4,113

TOTAL ASSETS	$1,974	$4,113

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$19,834	$7,365

Total Current Liabilities	19,834	7,365

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized at of $0.001, no shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized at par value of $0.001, 58,313,002 shares issued and outstanding	58,313	58,313
Additional paid-in capital	959,755	959,755
Deficit accumulated during the exploration stage	(1,035,928)	(1,021,320)

Total Stockholders' Equity (Deficit)	(17,860)	(3,252)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,974	$4,113

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(an Exploration Stage Company)
Statements of Operations
(unaudited)

			From Inception
			on April 19,
	For the Three Months Ended		2004 Through
	April 30,		April 30,
	2009	2008	2009

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Mineral property expenses	-	-	27,206
Bad debt expense	-	-	557,927
General and administrative	14,609	5,027	450,815

Total Operating Expenses	14,609	5,027	1,035,948

INCOME (LOSS) FROM OPERATIONS	(14,609)	(5,027)	(1,035,948)

OTHER INCOME (EXPENSE)

Interest income	1	-	20

INCOME (LOSS) BEFORE INCOME TAXES	(14,608)	(5,027)	(1,035,928)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(14,608)	$(5,027)	$(1,035,928)

BASIC LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,313,002	56,313,002

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(an Exploration Stage Company)

Statements of Cash Flows
(unaudited)

			From Inception
			on April 19,
	For the Three Months Ended		2004 Through
	April 30,		April 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(14,608)	$(5,027)	$(1,035,928)
Adjustments to reconcile net loss to
net cash used by operating activities:
Contributed capital	-	-	268,668
Allowance for bad debts	-	-	557,927
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	2,806	7,365

Net Cash Used in Operating Activities	(14,608)	(2,221)	(201,968)

INVESTING ACTIVITIES

Increase in note receivable - related party	12,469	-	(545,458)

Net Cash Used in Investing Activities	-	-	(545,458)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	749,400

Net Cash Provided by Financing Activities	-	-	749,400

NET DECREASE IN CASH	(2,139)	(2,221)	1,974

CASH AT BEGINNING OF PERIOD	4,113	2,583	-

CASH AT END OF PERIOD	$1,974	$362	$1,974

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD, CORP.
(fka US Uranium, Inc.)
Condensed Notes to Financial Statements
April 30, 2009 and January 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2009 audited financial statements.  The results of operations for the three months ended April 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CALIFORNIA GOLD, CORP.
(fka US Uranium, Inc.)
Condensed Notes to Financial Statements
April 30, 2009 and January 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

As of the date of this report Holdings has not made any interest payments under the Note, nor did it repay the principal balance of the Note on the Due Date. We have notified Holdings that it is in default under the Note. We have not yet foreclosed on our security interest.  During the year ended January 31, 2009, we recorded an allowance for doubtful accounts of $557,927 with respect to the Note.

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2009 and since our date of inception, we have not generated any revenue.

We incurred total operating expenses of $14,609 for the three month period ended April 30, 2009, as compared to total operating expenses of $5,027 for the three month period ended April 30, 2008. These expenses consisted of operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. The significant operating expenses include administrative expenses and professional fees of $14,609 for the three months ended April 30, 2009 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with general and administrative expenses and professional fees of $14,609 during the three months ended April 30, 2008. We incurred mineral property expenses of $-0- for the three months ended April 30, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2009, we had $1,974 in the bank.

As discussed above, we are owed the entire $557,927 principal balance of the Note issued to us by Holdings, plus accrued interest. However, Holdings is in default under the Note, and we are currently unable to determine the likelihood that the Note will be repaid.  During the year ended January 31, 2009, we recorded an allowance for doubtful accounts of $557,927 with respect to the Note.

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

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2009 audited financial statements and notes thereto, which can be found in our Form 10-K filing on the SEC website at www.sec.gov under our SEC File Number 333-134549.

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

None.

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

Date: June 23, 2009	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer,
Principal Executive Officer,
Principal Financial Officer