Form 10-Q
period 2009-07-31
CALIFORNIA GOLD CORP.
filed 2009-09-21
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-134549

CALIFORNIA GOLD CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	83-483725
(State of Incorporation)	(IRS Employer Identification No.)

6830 Elm Street
McLean, VA 22101
(703) 403-7529
(Address of principal executive offices and telephone number)

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

There were 58,313,002 shares of common stock issued and outstanding as of September 11, 2009.

CALIFORNIA GOLD CORP.

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements

	Balance Sheets (unaudited)	3

	Statements of Operations (unaudited)	4

	Statements of Cash Flows (unaudited)	5

	Condensed Notes to (unaudited) Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4T	Controls and Procedures	11

Part II Other Information		13

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	13

Item 6	Exhibits	13

Signatures		14

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

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(an Exploration Stage Company)
(Unaudited)

Balance Sheets

	July 31,	January 31,
	2009	2009

ASSETS

CURRENT ASSETS

Cash	$173	$4,113

Total Current Assets	173	4,113

TOTAL ASSETS	$173	$4,113

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable - Trade	$109,197	$7,365

Total Current Liabilities	109,197	7,365

STOCKHOLDERS' (DEFICIT)

Preferred stock, 10,000,000 shares authorized at
of $0.001, no shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized at
par value of $0.001, 58,313,002
shares issued and outstanding	58,313	58,313
Additional paid-in capital	959,755	959,755
(Deficit) accumulated during the exploration stage	(1,127,092)	(1,021,320)

Total Stockholders' (Deficit)	(109,024)	(3,252)
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$173	$4,113

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on April 19,
	For the Three Months Ended		For the Six Months Ended		2004 Through
	July 31,		July 31,		July 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Mineral property expenses	-	-	-	-	27,206
Bad debt expense	-	-	-	-	557,927
General and administrative	91,164	8,622	105,773	13,649	541,979

Total Operating
Expenses	91,164	8,622	105,773	13,649	1,127,112

INCOME (LOSS) FROM
OPERATIONS	(91,164)	(8,622)	(105,773)	(13,649)	(1,127,112)

OTHER INCOME (EXPENSE)

Interest income	-	-	1	-	20

INCOME (LOSS) BEFORE
INCOME TAXES	(91,164)	(8,622)	(105,772)	(13,649)	(1,127,092)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(91,164)	$(8,622)	$(105,772)	$(13,649)	$(1,127,092)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	58,313,002	55,313,002	58,313,002	55,813,002

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(an Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

			From Inception
			on April 19,
	For the Six Months Ended		2004 Through
	July 31,		July 31,
	2009	2008	2009

OPERATING ACTIVITIES:

Net (loss)	$(105,772)	$(13,649)	$(1,127,092)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Contributed capital	-	-	268,668
Allowance for bad debts	-	-	557,927
Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable - Trade	101,832	11,066	109,197

Net Cash Used in Operating Activities	(3,940)	(2,583)	(191,300)

INVESTING ACTIVITIES:

Increase in note receivable - related party	-	-	(557,927)

Net Cash Used in Investing Activities	-	-	(557,927)

FINANCING ACTIVITIES:

Proceeds from common stock issued	-	-	749,400

Net Cash Provided by Financing Activities	-	-	749,400

NET (DECREASE) INCREASE IN CASH	(3,940)	(2,583)	173

CASH AT BEGINNING OF PERIOD	4,113	2,583	-

CASH AT END OF PERIOD	$173	$-	$173

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD, CORP.
(fka US Uranium, Inc.)
(An Exploration Stage Company)
Condensed Notes to Financial Statements
July 31, 2009, and 2008
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of July 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2009, audited financial statements.  The results of operations for the periods ended July 31, 2009, and 2008, are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

CALIFORNIA GOLD, CORP.
(fka US Uranium, Inc.)
(An Exploration Stage Company)
Condensed Notes to Financial Statements
July 31, 2009, and 2008
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS No. 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS No. 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS No. 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” an amendment of FAS No. 140. FAS No. 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS No. 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. FAS No. 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of FAS No. 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS No. 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

OVERVIEW

We were incorporated on April 19, 2004, as Arbutus Resources Inc. under the laws of the state of Nevada.  We are an exploration stage company with no revenues and a limited operating history. We were organized to be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discovered that demonstrated economic feasibility.

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

At the Merger, the Debentures were converted into units of our securities, each consisting of one share of our common stock and one warrant to purchase a share of our common stock. The warrants are immediately exercisable and remain so for a period of five years at an exercise price of $0.75 per share. Also at the Merger, the Bridge Loan was deemed paid.

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

As of the date of this report, Holdings has not made any interest payments under the Note, nor did it repay the principal balance of the Note on the Due Date. We have notified Holdings that it is in default under the Note. We have not yet foreclosed on our security interest.  During the year ended January 31, 2009, we recorded an allowance for doubtful accounts of $557,927 with respect to the Note.

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

RESULTS OF OPERATIONS

For the six months ended July 31, 2009 and since our date of inception, we have not generated any revenues.

We incurred total operating expenses of $91,164 and $105,773 for the three and six month periods ended July 31, 2009, respectively, as compared to total operating expenses of $8,662 and $13,649 for the three and six month periods ended July 31, 2008, respectively. These expenses consisted of general and administrative expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. These expenses consisted of professional and legal fees incurred in connection with the filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters. We incurred mineral property expenses of $-0- for the three and six month periods ended July 31, 2009, and 2008.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2009, we had $173 in our bank account.

As discussed above, we are owed the entire $557,927 principal balance of the Note issued to us by Holdings, plus accrued interest. However, Holdings is in default under the Note, and we are currently unable to determine the likelihood that the Note will be repaid.  During the year ended January 31, 2009, we recorded an allowance for doubtful accounts of $557,927 with respect to the Note.

We are an exploration stage company and currently have no operations. Our independent auditors have issued an audit opinion for us which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2009, audited financial statements and notes thereto, which can be found in our Form 10-KSB filing on the SEC website at www.sec.gov under our SEC File Number 333-134549.

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

The management of California Gold Corp. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our senior management, consisting of James D. Davidson, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of July 31, 2009; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Management believes that the material weaknesses set forth the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, would remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by January 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by January 31, 2010.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: September 21, 2009	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal
Executive Officer, Principal
Financial Officer