Form 10-Q
period 2009-10-31
CALIFORNIA GOLD CORP.
filed 2009-12-15
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009
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

There were 58,313,002 shares of common stock issued and outstanding as of December 14, 2009.

CALIFORNIA GOLD CORP.

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements (Unaudited)

	Balance Sheets	3

	Statements of Operations	4

	Statements of Cash Flows	5

	Condensed Notes to Interim Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4T	Controls and Procedures	11

Part II Other Information		13

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	13

Item 6	Exhibits	13

Signatures		14

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

CALIFORNIA GOLD CORP.
(Formerly US Uranium Inc.)
(An Exploration Stage Company)
Balance Sheets (Note 2)
As of October 31, 2009, and January 31, 2009
(Unaudited)

	October 31,	January 31,
	2009	2009

ASSETS

Current Assets:

Cash and cash equivalents	$3,173	$4,113

Total Current Assets	3,173	4,113

Total Assets	$3,173	$4,113

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:

Accounts payable - Trade	$164,557	$7,365
Due to related party	10,930	-

Total Current Liabilities	175,487	7,365

Total Liabilities	175,487	7,365

Commitments and Contingencies

Stockholders' (Deficit):

Preferred stock, 10,000,000 shares authorized; par value
$0.001; no shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized; par value
$0.001 per share; 58,313,002 shares issued and
outstanding in October 2009 and January 2009, respectively	58,313	58,313
Additional paid-in capital	959,755	959,755
(Deficit) accumulated during the exploration stage	(1,190,382)	(1,021,320)

Total Stockholders' Equity (Deficit)	(172,314)	(3,252)

Total Liabilities and Stockholders' (Deficit)	$3,173	$4,113

The accompanying notes to interim financial statements are
An integral part of these balance sheets.

CALIFORNIA GOLD CORP.
(Formerly US Uranium Inc.)
(An Exploration Stage Company)
Statements of Operations (Note 2)
For the Three Months and Nine Months Ended October 31, 2009, and 2008, and
Cumulative from Inception (April 19, 2004) Through October 31, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	October 31,		October 31,		From
	2009	2008	2009	2008	Inception

Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-
Expenses:
Mineral property expenses	-	-	-	-	27,206
Bad debt expense	-	-	-	-	557,927
General and administrative	63,290	3,407	169,063	17,056	605,269
Total Operating Expenses	63,290	3,407	169,063	17,056	1,190,402
(Loss) from Operations	(63,290)	(3,407)	(169,063)	(17,056)	(1,190,402)
Other Income (Expense):
Interest income	-	10	1	10	20
(Loss) Before Income Taxes	(63,290)	(3,397)	(169,062)	(17,046)	(1,190,382)
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(63,290)	$(3,397)	$(169,062)	$(17,046)	$(1,190,382)

(Loss) Per Share:
Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common
Shares Outstanding During the Periods	58,313,002	57,313,002	58,313,002	56,313,002

The accompanying notes to interim financial statements are
An integral part of these statements.

CALIFORNIA GOLD CORP.
(Formerly US Uranium Inc.)
(An Exploration Stage Company)
Statements of Cash Flows (Note 2)
For the Nine Months Ended October 31, 2009, and 2008, and
Cumulative from Inception (April 19, 2004) Through October 31, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	October 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(169,062)	$(17,046)	$(1,190,382)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Contributed capital	-	2,000	268,668
Allowance for bad debts	-	-	557,927
Changes in operating assets and liabilities:
Accounts payable - Trade	157,192	427	164,557
Net Cash (Used in) Operating Activities	(11,870)	(14,619)	(199,230)

Investing Activities:
Note receivable - Related party	-	-	(557,927)
Net Cash (Used in) Investing Activities	-	-	(557,927)

Financing Activities:
Due to related party	10,930	-	10,930
Proceeds from the issuance of common stock	-	18,000	749,400
Net Cash Provided by Financing Activities	10,930	18,000	760,330
Net (Decrease) Increase in cash and cash equivalents	(940)	3,381	3,173
Cash and Cash Equivalents - Beginning of Period	4,113	2,583	-
Cash and Cash Equivalents - End of Period	$3,173	$5,964	$3,173

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes to interim financial statements are
An integral part of these statements.

CALIFORNIA GOLD CORP.
(Formerly US Uranium Inc.)
(An Exploration Stage Company)
Condensed Notes to Interim Financial Statements
October 31, 2009, and 2008
(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The interim financial statements of California Gold Corp. as of October 31, 2009, and January 31, 2009, and for the three and nine months ended October 31, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2009, and January 31, 2009, and the results of its operations and its cash flows for the three and nine months ended October 31, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending January 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of January 31, 2009, filed with the SEC for additional information, including significant accounting policies.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CALIFORNIA GOLD CORP.
(Formerly US Uranium Inc.)
(An Exploration Stage Company)
Condensed Notes to Interim Financial Statements
October 31, 2009, and 2008
(Unaudited)

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

         Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events.”  Companies are now required to disclose the date through which subsequent events have been evaluated by management.  Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation.  SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP.  SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended.  In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC)..

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  (“SFAS 168” pr ASC 105-10)  SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years.  The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition.  The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.  As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies.  The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct.  Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to identify and successfully participate in any future acquisition, joint venture or other new business initiative.

OVERVIEW

We were incorporated on April 19, 2004, as Arbutus Resources Inc. under the laws of the state of Nevada.  We are an exploration stage company with no revenues and a limited operating history.  We were organized to be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discovered that demonstrated economic feasibility.

As previously reported, on June 22, 2007, we loaned $545,000 (and another $50,000 on June 28, 2007) in bridge financing (“Bridge Loan”) to Cromwell Uranium Holdings, Inc. (“Holdings”), a corporation with which we were contemplating a reverse triangular merger.  To finance the Bridge Loan, we issued $595,000 of our 9 percent debentures (“Debentures”) pursuant to the exemptions from registration provided by Regulation D and Regulation S of the Securities Act, to a limited number of accredited investors and non-U.S. persons.

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

Holdings issued us a promissory note (the “Note” and, together with related documents, the “Loan Documents”) in connection with the loan (the “Loan”) of the $557,927 principal balance of net funds advanced by us.  The Note was due on November 15, 2007 (the “Due Date”), and bore interest at the rate of 9 percent per annum.  The Note was secured by a perfected security interest and first priority lien on all of the assets of Holdings, as well as by the deposit into escrow of all of the issued and outstanding shares of Holdings.

Holdings was to begin making consecutive monthly interest-only payments on the Note of accrued interest commencing 30 days from the closing of the Loan through the Due Date, at which time Holdings was required to repay the unpaid principal amount of the Note, together with accrued and unpaid interest.

A default by Holdings under the Note caused an increase to the interest rate from 9 percent to 15 percent per annum, which increased interest rate will continue until all defaults are cured.  In addition, if such default is not cured, we became entitled to foreclose on our security interest in the collateral provided for under the Loan Documents and to obtain delivery of the escrowed Holdings shares.

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

Following completion of the Unwinding, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction.  We intend to explore various business opportunities that have the potential to generate positive revenue, profits, and cash flow in order to financially accommodate the costs of being a publicly held company.  However, we cannot assure you that there will be any other business opportunities available, or of the nature of any business opportunity that we may find, or of the financial resources required of any possible business opportunity.

RESULTS OF OPERATIONS

For the nine months ended October 31, 2009, and since our date of inception, we have not generated any revenues.

We incurred total operating expenses of $63,290 and $169,063 for the three and nine month periods ended October 31, 2009, respectively, as compared to total operating expenses of $3,407 and $17,056 for the respectively periods ended October 31, 2008, consisting of general and administrative expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.  These expenses consisted of professional and legal fees incurred in connection with the filing of periodic reports, SEC compliance filings, audit, and accounting fees and general corporate matters.  We incurred mineral property expenses of $-0- for the three and nine month periods ended October 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2009, we had $3,173 in our bank account.

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

We have minimal operating costs and expenses at the present time due to our limited business activities.  We may be, however, required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions.  This financing may take the form of additional sales of our equity securities or loans from our sole officer.  There is no assurance that additional financing will be available, if required, or on terms favorable to us.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively.  Management did not identify any material weaknesses in our internal control over financial reporting as of October 31, 2009; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Date: December 14, 2009	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal Executive Officer, Principal Financial Officer