Form 10-K
period 2010-01-31
CALIFORNIA GOLD CORP.
filed 2010-05-17
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: January 31, 2010
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
Yes ☒   No ☐

As of May 10, 2010, there were 58,063,002 shares of the registrant’s common equity outstanding.  On July 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter,  22,335,377 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $446,707, based on the last sale price of $0.02 per share of the common stock on or nearest to that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

TABLE OF CONTENTS

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

As a result of developments in the public equity and debt markets as well as conditions in the mining industry, among other factors, the parties to the Merger determined to unwind the Merger transactions and return Holdings to its status as a privately held company (the “Unwinding”).

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

Holdings issued us a promissory note (the “Reversal Note” and, together with related documents, the “Loan Documents”) to us in connection with our loan (the “Loan”) of the $557,927.30 principal balance of net funds advanced by us. The Reversal Note was due on November 15, 2007 (the "Due Date"), and bears interest at the rate of 9% per annum. The Reversal Note was secured by a perfected security interest and first priority lien on all of the assets of Holdings, as well as by the deposit into escrow of all of the issued and outstanding shares of Holdings.

According to the terms of the Loan, Holdings was to begin making consecutive monthly interest-only payments on the Reversal Note of accrued interest commencing 30 days from the closing of the Loan through the Due Date, at which time Holdings was required to repay the unpaid principal amount of the Reversal Note, together with accrued and unpaid interest.

As of the date of this Report Holdings has not made any interest payments under the Reversal Note, nor did it repay the principal balance of the Reversal Note on the Due Date. A default by Holdings under the Reversal Note caused an increase to the interest rate from 9% to 15% per annum, which increased interest rate continues until the curing of all defaults. In addition, because such default has not been cured, we are entitled to foreclose on our security interest in the collateral provided for under the Loan Documents and to obtain delivery of the escrowed Holdings shares.  We have notified Holdings that it is in default under the Reversal Note. We have not yet foreclosed on our security interest.  During the year ended January 31, 2009, we recorded an allowance for doubtful accounts of $557,927 with respect to the Reversal Note.

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

As of May 10, 2010, our only employee was our sole executive officer.

ITEM 1A.	RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

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

Market Information

Since February 26, 2007, our Common Stock has been listed for quotation on the Over-the-Counter Bulletin Board, originally under the symbol “ARBU”.   We changed our symbol to “CWLU” in anticipation of the Merger and following execution of the Reversal Agreement, we changed our symbol to “USUI”.  Following our name change to California Gold Corp., our symbol changed to “CLGL.”

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB by the Nasdaq Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

January 31, 2010	$0.0313	$0.01
October 31, 2009	$0.03	$0.022
July 31, 2009	$0.07	$0.01
April 30, 2009	$0.11	$0.01

Quarter Ended	High Bid	Low Bid

January 31, 2009	$0.02	$0.001
October 31, 2008	$0.05	$0.005
July 31, 2008	$0.16	$0.05
April 30, 2008	$0.20	$0.15

Holders

As of May 10, 2010, we had 58,063,002 shares of our Common Stock issued and outstanding held by 20 shareholders of record.

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

Recent Sales of Unregistered Securities

On February 4, 2008, we closed a private placement of our common stock, $0.001 par value per share.  In this private placement, we offered our shares of common stock at a price of $0.50 per share and we derived total proceeds of $60,000 from the sale of 120,000 shares of our common stock. Investors in this offering included one of our directors, James Davidson, who purchased 40,000 shares at a purchase price of $20,000, and Michael Bayback and Lucius Capital Corporation, two of our stockholders listed in Item 12 below, who each purchased 40,000 shares at a purchase price of $20,000.

Between September 19, 2008, and September 23, 2008, we closed a private placement of our common stock, $0.001 par value per share.  In this private placement, we offered our shares of common stock at a price of $0.005 per share and we derived total proceeds of $20,000 from the sale of 4,000,000 shares of our common stock. Investors in this offering included James Davidson, who purchased 1,000,000 shares at a purchase price of $5,000, and Michael Bayback, Barry Honig and Gottbetter Capital Group, Inc., who each purchased 1,000,000 shares at a purchase price of $5,000.

Between September 9, 2009 and October 12, 2009, we closed a private placement of our promissory notes for an aggregate principal amount of $10,000, In this private placement, we offered and sold these notes to four of our principal shareholders, James Davidson, Michael Bayback, Barry Honig, and Gottbetter Capital Group, Inc., who each purchased $2,500 in principal amount of the notes.  These notes bear no interest and are to be repaid upon the initial closing of a future private placement in which we sell a minimum of 10,000,000 shares of our common stock at a price of $0.125 per share.

On December 10, 2009, we closed a private placement of our 12 month, 10% promissory notes for an aggregate principal amount of $10,000.  In this private placement, we offered and sold these notes to four of our principal shareholders, James Davidson, Michael Bayback, Barry Honig, and Gottbetter Capital Group, Inc., who each purchased $2,500 in principal amount of the notes.

From March 3, 2010, to March 23, 2010, we closed an additional private placement of our 12 month, 10% promissory notes for an aggregate principal amount of $11,500.  In this private placement, we offered and sold these notes to four of our principal shareholders, James Davidson, Michael Bayback and Barry Honig, who each purchased $3,000 in principal amount of the notes, and Gottbetter Capital Group, Inc., who purchased $2,500 in principal amount of the notes.

The sales of securities in the above private placements were exempt from registration under the Securities Act in reliance upon Regulation D and Regulation S promulgated by the SEC thereunder and were sold only to “accredited investors,” as defined in Regulation D, and non-“U.S. persons” as defined in Regulation S.

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

Results of Operations

Fiscal year Ended January 31, 2010 and 2009

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $222,219 and $582,984 for the years ended January 31, 2010, and 2009, respectively. These expenses decreased in the fiscal year ended January 31, 2010, primarily as a result of the write off in 2009 of the entire $557,927 balance of the Loan.  General and administrative expenses increased to $222,219 in the fiscal year ended January 31, 2010, from $25,057 in the fiscal year ended January 31, 2009.  These expenses in the fiscal year ended January 31, 2010, consisted primarily of accounting and legal costs relating to the preparation and filing of our periodic reports and the re-auditing of our 2007, 2008, and 2009 year-end financial statements, while in the fiscal year ended January 31, 2009, we did not have any re-audit costs.

Our net losses for years ended January 31, 2010, and 2009 were $(222,360) and $(582,965), respectively.

We have generated no revenues and our net operating loss from inception through January 31, 2010, was $(1,243,680).

Liquidity and Capital Resources

Our cash and cash equivalents balance as of January 31, 2010, was $373.

We are a development stage company and currently have no operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

We have minimal operating costs and expenses at the present time due to our limited business activities.  During fiscal 2009, and subsequently, we raised a minimal amount of capital through loans from our principal shareholders (See Part II, Item 5 above for a discussion of these loans.), to pay for our ongoing administrative expenses, and we will be required to raise additional capital over the next twelve months to meet our current administrative expenses. Additionally, we may attempt to raise capital in connection with or in anticipation of possible acquisition transactions. These financings may take the form of additional sales of our equity or debt securities or loans from our sole officer or Directors and/or our principal shareholders.  There is no assurance that additional financing will be available, or, if available, that it will be on terms favorable to us.

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

ITEM 9A.[T] CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of January 31, 2010; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

There were no changes in our internal control over financial reporting during the year ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of April 30, 2010, with respect to our Directors and executive officers.

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

Name	Positions Held	Age	Date of Election or Appointment as Director

James D. Davidson	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and director	62	November 12, 2007

David Rector	Director	62	June 15, 2007

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

Mr. Rector joined our Board of Directors on June 15, 2007. Mr. Rector served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Nevada Gold Holdings, Inc. (formerly known as Nano Holdings International, Inc.) from April 19, 2004, through December 31, 2008.  He has served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Standard Drilling, Inc. since November 2007, and of NanoDynamics Holdings, Inc. (formerly known as Mystica Candle Corporation) since June 6, 2008. Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience from June 2004 to December 2006, when he resigned as an officer and Director of Nanoscience.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manager of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985. From June 1983 until June 1985, Mr. Rector served as President and General Manager of Sunset, from August 1981 until May 1985, Mr. Rector served as an Administrative and International Director of Sunset, and from June 1980 until August 1981, Mr. Rector served as Group Product Manager for Sunset.

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

Code of Ethics

On July 11, 2007, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics please make written request to our President c/o US Uranium Inc. at 6830 Elm Street, McLean, VA 22101.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, Directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended January 31, 2010, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended January 31, 2010, that received annual compensation during the fiscal year ended January 31, 2010, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James D. Davidson,	2009	0	0	0	0	0	0	0	0
Chief Executive Officer	2008	0	0	0	0	0	0	0	0

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

Compensation of Directors

Neither of our Directors receives any compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. During the fiscal years ended January 31, 2010 and 2009 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of May 10, 2010, by

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

James D. Davidson (2)	Common Stock	35,727,625	61.5%
6830 Elm Street
McLean, VA 22101

David Rector	Common Stock	- 0 -	- 0 -

All Directors and executive officers as a group (2 persons)	Common Stock	35,727,625	61.5%

Michael Bayback	Common Stock	5,050,000	8.7%
4515 Oceanview Blvd.
La Canada, CA 91011

Gottbetter Capital Group, Inc.	Common Stock	5,493,250	9.5%
488 Madison Avenue, 12th Floor
New York, NY 10022

Barry Honig	Common Stock	4,450,000	7.7%
3269 Harrington Drive
Boca Raton, FL 33496

Lucius Capital Corporation	Common Stock	4,050,877	7.0%
200-204 Lambert Street
Whitehorse YT Y1A 3T2

(1)
Based upon 58,063,002 shares issued and outstanding as of May 10, 2010.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our Common Stock.

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

These shares have been issued to Mr. Davidson pursuant to a Restricted Stock Purchase Agreement. The agreement provides for a purchase price of par value, or $31,000, which amount was paid by cancellation of the indebtedness we owed to Mr. Davidson. We have an option, but not the obligation, to repurchase the shares, subject to certain limitations, in the event of termination of Mr. Davidson’s services to us, at Mr. Davidson’s original purchase price. One-third of the shares (10,333,333 shares) were released from our right to repurchase on December 31, 2008, an additional one-third of the shares were released from our right to repurchase on December 31, 2009 and the remaining shares will be released from our right to repurchase on December 31, 2010. The Agreement requires that the certificate evidencing the shares be held in escrow until our right to repurchase lapses.

The issuance of these shares to Mr. Davidson was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act as a transaction not involving a public offering. The certificate evidencing the shares bears a legend restricting its transfer.

Other than as disclosed immediately above and in Item 5 above under “Recent Sales of Unregistered Securities”, there have been no transactions since the beginning of our last fiscal year, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Our Board of Directors has considered the independence of its Directors in reference to the definition of “Independent Director” established by the Nasdaq Marketplace Rule 5605(a)(2).  In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its Directors.  After such review, the Board of Directors has determined that David Rector qualifies as independent under the requirements of the Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended January 31, 2010, and 2009, are set forth in the table below:

Fee Category	Fiscal year ended January 31, 2010	Fiscal year ended January 31, 2009
Audit fees (1)	$29,781	$3,500
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$29,781	$3,500

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

(1)
Filed with the Securities and Exchange Commission on July 13, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference

(2)
Filed with the Securities and Exchange Commission on August 9, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on May 30, 2006, as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-134549) on Form SB-2, which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission on June 25, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(5)
Filed with the Securities and Exchange Commission on August 9, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(6)
Filed with the Securities and Exchange Commission on November 13, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(7)
Filed with the Securities and Exchange Commission on March 11, 2009, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

(8)
Filed with the Securities and Exchange Commission on December 15, 2008, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

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

LORETO RESOURCES CORPORATION

Dated: May 17, 2009	By:	/s/ James D. Davidson
James D. Davidson, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James D. Davidson	Director	May 17, 2010
James D. Davidson

/s/ David Rector	Director	May 17, 2010
David Rector

PART IV – FINANCIAL INFORMATION

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
 (AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of January 31, 2010, and 2009	F-3

Statements of Operations for the Years Ended
January 31, 2010, and 2009, and Cumulative from Inception	F-4

Statement of Stockholders’ Equity (Deficit) for the Period
from Inception Through January 31, 2010	F-5

Statements of Cash Flows for the Years Ended
January 31, 2010, and 2009, and Cumulative from Inception	F-6

Notes to Financial Statements January 31, 2010, and 2009	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of California Gold Corp.:

We have audited the accompanying balance sheets of California Gold Corp. (formerly US Uranium, Inc, a Nevada corporation in the exploration stage) as of January 31, 2010, and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended January 31, 2010, and cumulative from inception (April 19, 2004) through January 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Gold Corp. as of January 31, 2010, and 2009, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2010, and cumulative from inception (April 19, 2004) through January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenues to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of January 31, 2010, and 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
May 10, 2010

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF JANUARY 31, 2010, AND 2009

	2010	2009

ASSETS

Current Assets:
Cash	$373	$4,113

Total Current Assets	373	4,113

Total Assets	$373	$4,113

LIABILITIES AND STOCKHOLDERS'(DEFICIT)

Current Liabilities:
Accounts payable - Trade	$204,913	$7,365
Due to related party	21,072	-

Total Current Liabilities	225,985	7,365

Total Liabilities	225,985	7,365

Stockholders'(Deficit):
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 58,063,000 and 58,313,000 shares issued and outstanding in 2010, and 2009, respectively	58,063	58,313
Additional paid-in capital	960,005	959,755
(Deficit) accumulated during the exploration stage	(1,243,680)	(1,021,320)

Total Stockholders'(deficit)	(225,612)	(3,252)

Total Liabilities and Stockholers'( Deficit)	$373	$4,113

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED JANUARY 31, 2010, AND 2009
AND CUMULATIVE FROM INCEPTION (APRIL 19, 2004 ) THROUGH JANAUARY 31, 2010

			Cumulative
			From
	2010	2009	Inception

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Margin	-	-	-

Operating Expenses
Mineral property expenses	-	-	27,206
Bad debt expense	-	557,927	557,927
General and administrative	222,219	25,057	658,425

Total Operating Expenses	222,219	582,984	1,243,558

Income (Loss) from Operations	(222,219)	(582,984)	(1,243,558)

Other Income (Expenses):
Interest income	1	19	20
Interest expenses	(142)	-	(142)

Total Other Income(Expenses)	(141)	19	(122)

Income(Loss) before Income Taxes	(222,360)	(582,965)	(1,243,680)

Provision for Income Taxes	-	-	-

Net (Loss)	$(222,360)	$(582,965)	$(1,243,680)

(Loss) Per Common Share:
(Loss) per common share- Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Oustanding- Basic and Diluted	58,147,932	57,797,932

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS'(DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (APRIL 19, 2004) THROUGH JANUARY 31, 2010

				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total
Balance - April 19, 2004	-	$-	$-	$-	$-
(Net ) Loss for the period	-	-	-	-	-
Balance - January 31, 2005	-	$-	$-	$-	$-
Common stock issued for cash	46,990,000	46,990	(39,590)	-	7,400
Common stock issued for cash	6,985,000	6,985	4,015	-	11,000
Common stock issued for cash	1,778,000	1,778	54,222	-	56,000
(Net ) Loss for the period	-	-	-	(29,275)	(29,275)
Balance - January 31, 2006	55,753,000	$55,753	$18,647	$(29,275)	$45,125
(Net ) Loss for the period	-	-	-	(21,158)	(21,158)
Balance - January 31, 2007	55,753,000	$55,753	$18,647	$(50,433)	$23,967
Common stock issued for services	12,700,000	12,700	(10,700)	-	2,000
Cancellation of common stock	(44,450,000)	(44,450)	44,450	-	-
Common stock issued for expenses paid by officer	31,000,000	31,000	-	-	31,000
Common stock issued to convertible debenture holder	1,190,000	1,190	593,810	-	595,000
Contributed capital/Donated services	-	-	235,668	-	235,668
Common stock issued for cash	120,000	120	59,880	-	60,000
(Net ) Loss for the period	-	-	-	(387,922)	(387,922)
Balance - January 31, 2008	56,313,000	$56,313	$941,755	$(438,355)	$559,713
Cancellation of common stock	(2,000,000)	(2,000)	2,000	-	-
Common stock issued for cash	4,000,000	4,000	16,000	-	20,000
(Net ) Loss for the period	-	-	-	(582,965)	(582,965)
Balance - January 31, 2009	58,313,000	$58,313	$959,755	$(1,021,320)	$(3,252)
Cancellation of common stock	(250,000)	(250)	250	-	-
(Net ) Loss for the period	-	-	-	(222,360)	(222,360)
Balance - January 31, 2010	58,063,000	$58,063	$960,005	$(1,243,680)	$(225,612)

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED JANAUARY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (APRIL 19, 2004)
THROUGH JANAUARY 31, 2010

			Cumulative
			From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(222,360)	$(582,965)	$(1,243,680)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Contributed capital/Donated services	-	-	235,668
Common stock issued for services/expenses provided/paid	-	-	33,000
Changes in assets and liabilities-
Accounts payable - Trade	197,548	6,568	204,913
Accrued liabilities	142	-	142
Allowance for bad debt	-	557,927	557,927

Net Cash (Used in) Operating Activities	(24,670)	(18,470)	(212,030)

Investing Activities:
Note receivable- Related party	-	-	(557,927)

Net Cash (Used in) Investing Activities	-	-	(557,927)

Financing Activities:
Proceeds from related party loans	20,930	-	20,930
Proceeds from common stock issued	-	20,000	749,400

Net Cash Provided by Financing Activities	20,930	20,000	770,330

Net Increase (Decrease) in Cash	(3,740)	1,530	373

Cash- Beginning of Period	4,113	2,583	-

Cash- End of Period	$373	$4,113	$373

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

On May 29, 2007, the Company issued 12,700,000 shares of commons stock(post forward stock split)  to its former officers for services provided. This transaction was valued at $2,000.

On June 12, 2007, the Company issued 31,000,000 shares of common stock  to its President and CEO for  expenses incurred on behalf of the Company. This transaction was valued at $31,000.

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

(1)	Summary of Significant Accounting Policies

   General Organization and Business

California Gold Corp. (“California Gold” or the “Company” and formerly US Uranium, Inc.) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on April 19, 2004, under the name of Arbutus Resources Inc.  The Company was organized to be engaged in the acquisition, and exploration of mineral properties.  Because the Company was not successful in implementing its business plan, and did not have enough funds to commence its business plan, the Company determined to seek a joint venture partner or various business options to continue operating as a viable public company.  On June 15, 2007, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada, pursuant to which, the Company (i) increased its authorized capital stock from 75,000,000 shares of common stock, par value $0.001 to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001, and (ii) changed the Company name from Arbutus Resources, Inc. to Cromwell Uranium Corp. in anticipation of a business combination with Cromwell Uranium Holdings, Inc.(“Holdings”), a uranium exploration and mining company, and to more accurately reflect the new focus of the Company proposed business. On July 11, 2007, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Holdings. After the merger, Holdings became the Company’s wholly owned subsidiaries. As a result of development in the public equity and debt markets as well as conditions in the mining industry, among other factors, the parties to the Merger Agreement determined to unwind the Merger Agreement transaction. Effective August 8, 2007, the parties entered into a reversal agreement (the “Reversal Agreement”). On August 9, 2007, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the state of Nevada to change its name to US Uranium Inc. On March 9, 2009, the Company filed with the Secretary of State of the State of Nevada to change its name to California Gold Corp. The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

The Company is in the exploration stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended January 31, 2010, and 2009.

   Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods presented.

  Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes.  Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts The Company could realize in a current market exchange.  As of January 31, 2010, and 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

    Fair Value Measurements

The Company accounts for its assets and liabilities in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines a hierarchy that prioritizes the inputs in fair value measurements and requires certain related disclosures. The hierarchy prioritizes the inputs of fair value measurements into one of three levels. “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities. “Level 2” measurements use significant other observable inputs. “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.

  Mineral Exploration and Development Costs

Mineral claim and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

   Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense during the years ended January 31, 2010, and 2009.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

   Stock-based Compensation

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under FASB ASC Topic 718, Compensation- Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

The Company also adopts FASB ASC Topic 505-50, Equity Based Payment to Non-Employees, to account for equity instruments issued to parties other than employees for acquiring goods or services.  Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

For the year ended January 31, 2010, and 2009, the Company has not issued any share-based payments to its employees.

    Concentration of Risk

As of January 31, 2010, and 2009, the Company maintained its cash account at one commercial bank.  The account was subject to FDIC coverage.

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2010, and 2009, and expenses for the years ended January 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

 (2)         Exploration Stage Activities and Going Concern

The Company is currently in the exploration stage and has engaged in limited operations.  While management of the Company believes that it will be successful in its planned capital formation and operating activities, there can be no assurance that the Company will be successful in the development of its planned objectives and generate sufficient revenues to earn a profit or sustain the operations of the Company.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

The Company’s activities through January 31, 2010, have been supported by equity financing.  It has sustained losses in all previous reporting periods with a cumulative since inception loss of $1,243,680 as of January 31, 2010.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception and its cash resources are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Related Party Transaction

For the period ended January 31, 2008, the Company recognized a total of $235,668 for donated consulting services. The consulting services were performed by an officer and Director of the Company connection with the acquisition of Holdings, with the reversal of the acquisition of Holdings. The related parties determined to forgive the company’s liability. The formativeness of debt was recorded as a donated capital.

In connection with the transactions contemplated by the prior merger with Cromwell Uranium Holdings, Inc. (which merger, as previously reported, was subsequently reversed), Mr. Davidson made advances to, and incurred expenses on behalf of the Company. The parties have agreed that these advances and expenses aggregate approximately $31,000. These advances and expenses are not represented by a promissory note, do not bear interest and are repayable on demand. The Company has agreed with Mr. Davidson that, in lieu of a cash repayment of these amounts, the Company will repay these obligations by issuing 31,000,000 shares of our common stock to Mr. Davidson from its treasury.

The aforementioned 31,000,000 shares have been issued to Mr. Davidson pursuant to a Restricted Stock Purchase Agreement. The agreement provides for a purchase price of par value, or $31,000, which amount was paid by cancellation of the indebtedness the Company owed to Mr. Davidson. The Company has an option, but not the obligation, to repurchase the shares, subject to certain limitations, in the event of termination of Mr. Davidson’s services, at Mr. Davidson’s original purchase price. One-third of the shares (10,333,333 shares) will be released from the Company’s right to repurchase on December 31, 2008, an additional one-third of the shares will be released from its right to repurchase on December 31, 2009, and the remaining shares will be released from its right to repurchase on December 31, 2010. The Agreement requires that the certificate evidencing the shares be held in escrow until our right to repurchase lapses.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

In June of 2009, a related party loaned the Company $930 for working capital purpose. The loan is unsecured, non-interest bearing, and payable upon demand.

In September and October of 2009, an officer and three stockholders loaned the Company $10,000 for working capital purposes. The loans are non-interest bearing, and are payable at the time of closing of a subsequent private placement offering.

In December of 2009, an officer and three stockholders loaned the Company a total of $10,000 for working capital purposes. The loans are unsecured, bear interest of 10 percent per annum, and are payable in December 2010.

(4)          Common Stock

During July 2005, the Company issued 46,990,000 shares (post forward stock split) of its common stock to its founders for $7,400 in cash.

During July 2005, the Company issued 6,985,000 shares (post forward stock split) of its common stock for $11,000 in cash.

During August 2005, the Company issued 1,778,000 shares (post forward stock split) of its common stock for $56,000 in cash.

On May 29, 2007, the Company issued 12,700,000 shares (post forward stock split) of its common stock to its former officers for services provided. The common stock was valued $2,000.

On July 5, 2007, the Company’s common stock was forward split on a 6.35 shares of 1 share basis. The accompanying financial statements reflect the forward stock split on a retroactive basis.

In July 2007, the Company canceled 44,450,000 shares (post forward stock split) of its common stock and issued 31,000,000 shares (post forward stock split) of its common stock to reverse merger holding company’s shareholder. As a result of winding of reverse merger, the holding company returned the 31,000,000 shares (post forward stock split) of common stock to treasury.

In connection with the transactions of Merger Agreement and reversal of Merger Agreement, Mr. Davidson made advances to, and incurred expenses on behalf of the Company aggregating approximately $31,000. These advances and expenses are not represented by a promissory note, do not bear interest and are repayable on demand. The Company has agreed with Mr. Davidson that, in lieu of a cash repayment of these amounts, the Company will repay these obligations by issuing 31,000,000 shares (post forward stock split) of our common stock to Mr. Davidson from its treasury stock.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

In August 2007, the Company issued 1,190,000 shares (post forward stock split) of common stock as a result of conversion of its convertible debenture, in an aggregate principal amount of $595,000.

During January 2008, the Company issued 120,000 shares (post forward stock split) of its common stock for $60,000 in cash.

During the year ended January 31, 2009, the Company cancelled 2,000,000 shares (post forward stock split) of its common stock.

 On September 18, 2008, the Company issued 4,000,000 shares (post forward stock split) of its common stock for $20,000 cash.

During the year ended January 31, 2010, the Company cancelled 250,000 (post forward stock split) shares of its common stock.

(5)          Income Taxes

The provision (benefit) for income taxes for the years ended January 31, 2010, and 2009, were as follows (assuming a 15 percent effective income tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$33,354	$87,445
Change in valuation allowance	(33,354)	(87,445)
Total deferred tax provision	$-	$-

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

The Company had deferred income tax assets as of January 31, 2010, and 2009, as follows:

	2010	2009

Loss carryforwards	$186,552	$153,198
Less - Valuation allowance	(186,552)	(153,198)
Total net deferred tax assets	$-	$-

The Company had net operating loss carryforwards for income tax reporting purposes of $1,243,680 and $1,021,320 as of January 31, 2010, and 2009, respectively that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

 (6)         Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133”.  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts”.  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events”.  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140”. SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

CALIFORNIA GOLD CORP.
(fka US Uranium, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162".  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

 (7)        Subsequent Events

On March 5, 2010, the Chief Executive Officer and Director of the Company loaned $3,000 to the Company for working capital purposes. The loan is unsecured, bears interest at 10 percent per annum and is due on March 5, 2011.

On March 5, 2010, a stockholder of the Company loaned $3,000 to the Company for working capital purposes. The loan is unsecured, bears interest at 10 percent per annum and is due on March 5, 2011.

On March 22, 2010, a stockholder of the Company loaned $3,000 to the Company for working capital purposes. The loan is unsecured, bears interest at 10 percent per annum and is due on March 22, 2011.

On March 23, 2010, a stockholder of the Company loaned $2,500 to the Company for working capital purposes. The loan is unsecured, bears interest at 10 percent per annum and is due on March 23, 2011.