Form 10-K/A
period 2009-01-31
CALIFORNIA GOLD CORP.
filed 2010-06-04
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

AMENDMENT NO. 1

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

As of April 15, 2009, there were 58,313,002 shares of the registrant’s common equity outstanding.  The aggregate market value of the common equity on July 31, 2008 held by non-affiliates computed by reference to the closing price of the issuer’s Common Stock on that date, was $1,181,268 based upon the closing price ($0.05) multiplied by the 23,625,377 shares of the issuer’s Common Stock held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE:

This Form 10-K/A, Amendment No. 1 is being filed by California Gold Corp., formerly known as US Uranium, Inc. (the “Company”), to amend its Annual Report on Form 10-K for the year ended January 31, 2009, filed with the Securities and Exchange Commission on May 15, 2009, (i) to restate its balance sheets, income statements, statements of stockholders’ equity and statement of cash flows and accompanying notes as a result of the improper accounting for a conversion feature of a debenture and freestanding warrant that we issued in June 2007; (ii) to revise Part II, Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the changes in the financial statements; and (iii) to revise our conclusion regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

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

We incurred total operating expenses of $582,984 and $387,922 for the years ended January 31, 2009 and 2008, respectively. These expenses increased in the fiscal year ended January 31, 2009 primarily as a result of the write off of the entire $557,927 balance of the Loan.  General and administrative expenses decreased to $25,057 in the fiscal year ended January 31, 2009 from $386,366 in the fiscal year ended January 31, 2008.  These expenses in the fiscal year ended January 31, 2009 consisted primarily of accounting and legal costs relating to the preparation and filing of our periodic reports, while in the fiscal year ended January 31, 2008, they related to the completion of the Merger and its subsequent unwinding1.

Our net losses for years ended January 31, 2009 and 2008 were $(582,984) and $(387,922), respectively.

We have generated no revenues and our net operating loss from inception through January 31, 2009 was $(1,021,320).

Liquidity and Capital Resources

Our cash and cash equivalents balance as of January 31, 2009 was $4,113.

1. $235,668 in third party fees incurred and accrued prior to and in connection with the Merger were forgiven when the Merger was reversed and, as of January 31, 2008, these fees were recorded as contributed capital from donated services instead of accounts payable.

We are an exploration stage company and currently have no operations.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (the “SEC”) that permit us to provide only management’s report in this annual report.

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

CALIFORNIA GOLD CORP.

Dated: June 3, 2010	By:	/s/ James D. Davidson
James D. Davidson, President, Chief
Executive Officer and Chief Financial Officer

 PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
 (AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of California Gold Corp.:

We have audited the accompanying balance sheets of California Gold Corp. (formerly US Uranium, Inc., a Nevada corporation in the exploration stage) as of January 31, 2009, and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended January 31, 2009, and cumulative from inception (April 19, 2004) through January 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Gold Corp. as of January 31, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2009, and cumulative from inception (April 19, 2004) through January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenues to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of January 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, errors in the determination of the beneficial conversion feature of certain convertible debentures and related detachable warrants to purchase common stock, and disclosure of transactions involving common stock of the Company, amounting to $595,000, which resulted in an overstatement of the expenses and net loss for the period ended January 31, 2008, were determined by management of the Company.  Accordingly, the financial statements as of and for the period ended January 31, 2008, have been restated to correct the errors.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
May 10, 2010.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTES 2 AND 3) (RESTATED)
AS OF JANUARY 31, 2009, AND 2008

ASSETS
	2009	2008
		(Restated)
Current Assets:
Cash	$4,113	$2,583
Note receivable - Related Party (net of allowance for doubtful
account of $557,927 and $0 in 2009 and 2008, respectively)	-	557,927
Total current assets	4,113	560,510
Total Assets	$4,113	$560,510
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable - Trade	$7,365	$797
Total current liabilities	7,365	797
Total Liabilities	7,365	797
Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, par value $0.001 per share,
10,000,000 shares authorized; no shares issued and outstanding
in 2009 and 2008	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 58,313,002 and 56,313,002 shares
issued and outstanding in 2009 and 2008, respectively	58,313	56,313
Additional paid-in capital	959,755	941,755
(Deficit) accumulated during the exploration stage	(1,021,320)	(438,355)
Total Stockholders' Equity (Deficit)	(3,252)	559,713
Total Liabilities and Stockholders' Equity ( Deficit)	$4,113	$560,510

The accompanying notes to financial statements
are an integral part of these balance sheets.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTES 2 AND 3) (RESTATED)
FOR THE YEARS ENDED JANUARY 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (APRIL 19, 2004 )
THROUGH JANUARY 31, 2009

			Cumulative
			From
	2009	2008	Inception
		(Restated)	(Restated)

Sales, net	$-	$-	$-
Cost of Goods Sold	-	-	-
Gross Margin	-	-	-
Expenses:
General and administrative-
Mineral property	-	1,556	27,206
Bad debt	557,927	-	557,927
General and administrative	25,057	386,366	436,206
Total Operating Expenses	582,984	387,922	1,021,339
(Loss) from Operations	(582,984)	(387,922)	(1,021,339)
Other Income (Expense):
Interest income	19	-	19
(Loss) Before Income Taxes	(582,965)	(387,922)	(1,021,320)
Provision for Income Taxes	-	-	-
Net (Loss)	$(582,965)	$(387,922)	$(1,021,320)
(Loss) Per Common Share:
(Loss) per common share- Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares
Outstanding- Basic and Diluted	55,753,892	56,033,002

The accompanying notes to financial statements are
an integral part of these statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTES 2 AND 3) (RESTATED)
FOR THE PERIOD FROM INCEPTION (APRIL 19, 2004) THROUGH JANUARY 31, 2009

					(Deficit)
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Treasury	Exploration
	Shares	Amount	Capital	Stock	Stage	Total
Balance - April 19, 2004	-	$-	$-	$-	$-	$-
(Net ) Loss for the period	-	-	-	-	-	-
Balance - January 31, 2005	-	-	-	-	-	-
Common stock issued for cash	46,990,000	46,990	(39,590)	-	-	7,400
Common stock issued for cash	6,985,000	6,985	4,015	-	-	11,000
Common stock issued for cash	1,778,000	1,778	54,222	-	-	56,000
(Net ) Loss for the period	-	-	-	-	(29,275)	(29,275)
Balance - January 31, 2006	55,753,000	55,753	18,647	-	(29,275)	45,125
(Net ) Loss for the period	-	-	-	-	(21,158)	(21,158)
Balance - January 31, 2007	55,753,000	55,753	18,647	-	(50,433)	23,967
Common stock issued for services	12,700,000	12,700	(10,700)	-	-	2,000
Cancellation of common stock related to merger agreement	(44,450,000)	(44,450)	44,450	-	-	-
Issuance of common stock for merger agreement	31,000,000	31,000	-	-	-	31,000
Cancellation of common stock for reversal of merger agreement	(31,000,000)	-	-	(31,000)	-	(31,000)
Common stock issued to officer for advances and expenses	31,000,000	-	-	31,000	-	31,000
Rounding of common stock issued	2	-	-	-	-	-
Detachable warrants issued with convertible
debentures - 1,190,000 warrants to purchase common stock	-	-	35,464	-	-	35,464
Common stock issued upon conversion of
convertible debentures	1,190,000	1,190	558,346	-	-	559,536
Contributed capital from donated services	-	-	235,668	-	-	235,668
Common stock issued for cash	120,000	120	59,880	-	-	60,000
(Net ) Loss for the period	-	-	-	-	(387,922)	(387,922)
Balance - January 31, 2008	56,313,002	56,313	941,755	-	(438,355)	559,713
Cancellation of common stock	(2,000,000)	(2,000)	2,000	-	-	-
Common stock issued for cash	4,000,000	4,000	16,000	-	-	20,000
(Net ) Loss for the period	-	-	-	-	(582,965)	(582,965)
Balance - January 31, 2009	58,313,002	$58,313	$959,755	$-	$(1,021,320)	$(3,252)

The accompanying notes to financial statements are
an integral part of this statement.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTES 2 AND 3) (RESTATED)
FOR THE YEARS ENDED JANUARY 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (APRIL 19, 2004)
THROUGH JANUARY 31, 2009

			Cumulative
			From
	2009	2008	Inception
		(Restated)	(Restated)
Operating Activities:
Net (loss)	$(582,965)	$(387,922)	$(1,021,320)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Contributed capital from debt forgiveness	-	235,668	235,668
Common stock issued for services	-	33,000	33,000
Allowance for doubtful account	557,927	-	557,927
Changes in Other Current Assets and Liabilities-
Accounts payable - Trade	6,568	797	7,365

Net Cash (Used in) Operating Activities	(18,470)	(118,457)	(187,360)

Investing Activities:
Note Receivable - Related Party	-	(557,927)	(557,927)

Net Cash (Used in) Investing Activities	-	(557,927)	(557,927)

Financing Activities:
Proceeds from the issuance of convertible debentures and warrants	-	595,000	595,000
Proceeds from the issuance of common stock	20,000	60,000	154,400

Net Cash Provided by Financing Activities	20,000	655,000	749,400

Net Increase (Decrease) in Cash	1,530	(21,384)	4,113

Cash- Beginning of Period	2,583	23,967	-

Cash- End of Period	$4,113	$2,583	$4,113

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:
On May 29, 2007, the Company issued 12,700,000 shares of commons stock (post forward stock split) to its former officers for services rendered. This transaction was valued at $2,000.

For the period ended January 31, 2008, the Company recognized a total of $235,668 for donated consulting services.  The consulting services were performed by third parties in connection with the acquisition of Holdings, and with the reversal of the acquisition of Holdings.  The third parties made the determination to forgive the Company’s liability.  The forgiveness of debt was recorded as a donated capital, and was an addition to additional paid-in capital in the accompanying financial statements for the year ended January 31, 2008.

On June July 11, 2007, the Company entered into an Agreement and Plan of Merger and Reorganization with Cromwell Uranium Holdings, Inc.  In connection with the agreement, 31,000,000 shares of common stock were issued related to the merger, and 1,190,000 shares of common stock, and 1,190,000 warrants to purchase a like number of shares of common stock were issued by the Company related to the conversion of convertible debentures at a value of $0.50 per debenture unit, which consisted of one share of common stock and one warrant to purchase a like number of shares of common stock at $0.75 per share over a period of five years.  The 31,000,000 shares of common stock related to the merger were subsequently cancelled and re-issued to an officer and Director of the Company, as described below.

On June 12, 2009, the Company issued 31,000,000 shares of common stock to its President and CEO for expenses and advances incurred on behalf of the Company. This transaction was valued at $31,000.

The accompanying notes to financial statements are an integral part of these statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

(1)           Summary of Significant Accounting Policies

(a)    General Organization and Business

California Gold Corp. (“California Gold” or the “Company” and formerly US Uranium, Inc.) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on April 19, 2004, under the name of Arbutus Resources Inc.  The business plan of the Company is the acquisition and exploration of mineral properties.  Because the Company was not successful in implementing its business plan due to a lack of funds, the management of the Company determined to seek a joint venture partner or various business options in order to operate as a viable public company.

On June 15, 2007, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada, pursuant to which, the Company (i) increased its authorized capital stock from 75,000,000 shares of common stock, par value $0.001 per share, to 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, and (ii) changed the Company name from Arbutus Resources Inc. to Cromwell Uranium Corp. in anticipation of a merger transaction with Cromwell Uranium Holdings, Inc. (“Holdings”), a uranium exploration and mining company, and to more accurately reflect the new focus of the Company’s proposed business. On July 11, 2007, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Holdings.  After the merger, Holdings became a wholly owned subsidiary of the Company.

As a result of adverse developments in the public equity and debt markets, as well as conditions in the mining industry, among other factors, the parties to the Merger Agreement subsequently determined to cancel and unwind the Merger Agreement transaction.  Effective August 8, 2007, the parties entered into a reversal agreement (the “Reversal Agreement”).  (See Note 9 for additional information).  On August 9, 2007, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change its name to US Uranium, Inc.  Subsequently, on March 9, 2009, the Company filed with the Secretary of State of the State of Nevada to change its name to California Gold Corp.

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended January 31, 2009, and 2008.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts The Company could realize in a current market exchange.  As of January 31, 2009, and 2008, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

    Concentration of Risk

As of January 31, 2009, and 2008, the Company maintained its cash account at one commercial bank.  The account was subject to FDIC coverage.

   Stock-Based Compensation

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under FASB ASC Topic 718, Compensation - Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

The Company also adopts FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, to account for equity instruments issued to parties other than employees for acquiring goods or services.  Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2009, and 2008, and expenses for the years ended January 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

 (2)           Exploration Stage Activities and Going Concern

The Company is currently in the exploration stage and has engaged in limited operations.  The Company’s activities through January 31, 2009, have been supported primarily by equity financing.  It has sustained losses in all previous reporting periods with a cumulative loss from inception of $1,021,320 as of January 31, 2009.  While management of the Company believes that it will be successful in its planned capital formation and operating activities, there can be no assurance that the Company will be successful in the development of its planned objectives and generate sufficient revenues to earn a profit or sustain the operations of the Company.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the stockholders.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception and its cash resources are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

(3)           Restatement of Financial Statements

Subsequent to January 31, 2008, management of the Company determined that errors had occurred in (i) the determination of the beneficial conversion feature of certain convertible debentures and related detachable warrants to purchase common stock, and (ii) the comprehensive disclosure of all transactions involving common stock of the Company during the fiscal year ended January 31, 2008.  The Company corrected the errors by (i) eliminating the amount of interest expense related to the discount on convertible debentures of $595,000 from the statement of operations, and recorded the convertible debentures and related detachable warrants at their fair values; and (ii) included a comprehensive itemization and discussion of all common stock transactions that occurred during the year ended January 31, 2008, in the restated balance sheet, the statements of stockholders’ equity (deficit) and cash flows, and the notes to financial statements .  The impact of the corrections decreased the interest expense and net loss for the period ended January 31, 2008, by $595,000.  Net loss per share – basic and diluted decreased from $(0.02) per share to $(0.01) per share for the period ended January 31, 2008.

(4)           Note Receivable

As of January 31, 2008, the Company recorded $557,927 of a note receivable – related party in the amount of $557,927, as a result of the Merger, and the subsequent merger reversal transaction.  (See Note 9 for additional information).

Pursuant to the Reversal Agreement, Holdings agreed to repay the $535,500 bridge loan principal, plus certain expenses of $22,427.30, which the Company incurred in the Merger transaction, for a total amount of $557,927.30, to the Company, by delivering a promissory note (the “Reversal Note”) in the principal amount of $557,927.30.  The Reversal Note was due on November 15, 2007, and bore interest of 9% per annum.  The Reversal Note was secured by a perfected security interest and first priority lien on all of the assets of the former subsidiary, as well as by the deposit into escrow of all of the issued and outstanding shares of Holdings.

According to the terms of the Reversal Note, Holdings was to begin making consecutive monthly interest only payments of accrued interest commencing 30 days from the closing of the loan through the Due Date, at which time Holdings would be required to repay the unpaid principal amount of the Reversal Note, together with accrued and unpaid interest.

As of January 31, 2008, Holdings had not made any interest payments on the Reversal Note, nor did it repay the principal amount on the Due Date.

The Company has been pursuing the collection of the Reversal Note.  The Company evaluated the financial position of Holdings and believed that as of January 31, 2008, it had the ability and intention to pay the amount due.  As of January 31, 2009, the Company determined that Holdings did not intend to pay the Reversal Note and accrued interest, and the Company recorded an allowance for doubtful account for the full amount of the Note.  The Company intends to pursue its collections efforts, but the uncertainty as to the collectability of the Reversal Note and accrued interest is sufficient to require an allowance for the receivable as of January 31, 2009.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

(5)           Convertible Debentures and Warrants

On June 22, 2007, and June 28, 2007, the Company issued a series of convertible debentures (the “Debentures”) with a value of $559,536.  The principal amount of the Debentures, together with accrued interest, was due on June 22, 2010.  Interest accrued on the unpaid principal balance of the Debentures at the rate of nine percent per annum commencing 120 days from the original issue date of the Debentures through the maturity date.  Considering the date of the Merger Agreement of July 11, 2007, described below, no interest was accrued on the Debentures.  From and after October 30, 2007, or the date of closing of a merger transaction, whichever date was earlier, the Debentures could be converted into debenture units at a conversion price of $0.50 for one debenture unit.  The debenture units consisted of one share common stock and one detachable common stock purchase warrant.  Each detachable common stock purchase warrant is exercisable to purchase one share of common stock of the Company at $0.75 per share for a period of five years.

On July 11, 2007, the Company effected the Merger transaction, and simultaneously with the closing of the Merger, the Debentures automatically converted into debenture units.  The Company analyzed the conversion feature and detachable warrants related to the Debentures, and determined that such elements of conversion and option did not qualify as derivative instruments.  Further, considering the fair market value of the common stock of the Company on the date of Merger, there was no beneficial conversion feature associated with the Debentures or detachable warrants.  The Company accounted for the Debentures and warrants as convertible debt with detachable warrants, and the proceeds from the sale of the Debentures and related warrants were allocated between the debt obligations and additional paid-in capital based on the relative fair values of the related instruments, which amounted to $559,536, and $35,464, respectively.

The fair value of each warrant granted has been estimated on the date of grant using the Black-Scholes pricing model, under the following assumptions:

2007
Five Year Risk Free Interest Rate	5.30%
Dividend Yeild	0.00%
Volatility	281.34%
Average Expected Term (Years to Exercise)	3

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

A summary of the status of warrants granted as of January 31, 2009, and 2008, is as follows:

For the Periods Ended
January 31, 2009, and 2008
Weighted
Average
Exercise
Description	Shares	Price
Outstanding at February 1, 2007	-	-
Granted	1,190,000	$0.75
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at January 31, 2008	1,190,000	$0.75
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at January 31, 2009	1,190,000	$0.75

A summary of the status of warrants outstanding as of January 31, 2009, is presented below:

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life Years	Price	Exercisable	Price
$0.75	1,190,000	3.46	$0.75	1,190,000	$0.75

The weighted average grant date fair value of warrants granted during the year ended January 31, 2008, was $0.03 per share for a total value of $35,464.  The fair value of warrants vested during the year ended January 31, 2008, was $35,464.

(6)           Common Stock

During July 2005, the Company issued 46,990,000 shares (post forward stock split) of its common stock to founders for $7,400 in cash.

During July 2005, the Company issued 6,985,000 shares (post forward stock split) of its common stock for $11,000 in cash.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

During August 2005, the Company issued 1,778,000 shares (post forward stock split) of its common stock for $56,000 in cash.

On May 29, 2007, the Company issued 12,700,000 shares (post forward stock split) of its common stock to former officers.  The common stock was valued $2,000.

On July 5, 2007, the Company effected a forward split of its common stock on the basis of 6.35 shares for each share issued and outstanding.  The accompanying financial statements have been adjusted on a retroactive basis to reflect the impact of this forward stock split.

Pursuant to Merger Agreement, the Company canceled 44,450,000 shares (post forward stock split) of its common stock and issued 31,000,000 shares (post forward stock split) of its common stock to the Holding company’s stockholder.  As a result of cancelling and unwinding the merger, the Holding company returned 31,000,000 shares of common stock to the Company’s treasury.  (See Note 8 for additional information).

In connection with the terms of the Merger, and cancellation & reversal of the Merger, an officer and Director of the Company made advances to, and incurred expenses on behalf of the Company amounting to approximately $31,000.  The advances and expenses were not represented by a promissory note, did not bear interest, and were due on demand.  The Company agreed with the officer and Director that, in lieu of a cash repayment of the amount incurred, the Company would reimburse the obligation by issuing 31,000,000 shares (post forward stock split) of its common stock from treasury stock at the par value of $0.001 per share.

In August 2007, the Company issued 1,190,000 shares (post forward stock split) of common stock as a result of the conversion of certain Debentures, in the amount of $559,536.

For the period ended January 31, 2008, the Company recognized a total of $235,668 for donated consulting services.  The consulting services were performed by third parties in connection with the acquisition of Holdings, and with the reversal of the acquisition of Holdings, the third parties made the determination to forgive the Company’s liability.  The forgiveness of debt was recorded as a donated capital, and was an addition to additional paid-in capital in the accompanying financial statements for the year ended January 31, 2008.

During January 2008, the Company issued 120,000 shares (post forward stock split) of its common stock for $60,000 in cash.

During the year ended January 31, 2009, the Company cancelled 2,000,000 shares (post forward stock split) of its common stock.

On September 18, 2008, the Company issued 4,000,000 shares (post forward stock split) of its common stock for $20,000 in cash.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

(7)           Income Taxes

The provision (benefit) for income taxes for the years ended January 31, 2009, and 2008, were as follows (assuming a 15 percent effective income tax rate):

	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$87,445	$58,188
Change in valuation allowance	(87,445)	(58,188)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of January 31, 2009, and 2008, as follows:

	2009	2008
Loss carryforwards	$153,197	$65,752
Less - Valuation allowance	(153,197)	(65,752)
Total net deferred tax assets	$-	$-

The Company had net operating loss carryforwards for income tax reporting purposes of $1,021,320 and $438,355 as of January 31, 2009, and 2008, respectively that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

(8)           Related Party Transactions

In connection with the transactions contemplated by the Merger with Cromwell Uranium Holdings, Inc. (which merger, as previously described, was subsequently reversed), an officer and Director of the Company made advances to, and incurred expenses on behalf of the Company in the amount of approximately $31,000.  The advances and expenses were not represented by a promissory note, did not bear interest, and were repayable on demand.  The Company agreed with the officer and Director that, in lieu of a cash repayment of the amount owed, the Company would repay the obligation by the issuance of 31,000,000 shares of its common stock from the Company’s treasury.

The 31,000,000 shares of common stock were issued to the officer and Director pursuant to a Restricted Stock Purchase Agreement.  The agreement provides for a purchase price of par value, or $31,000, which amount was paid to the Company by the cancellation of the indebtedness that the Company owed to the officer and Director.  The Company has an option, but not the obligation, to repurchase the shares of common stock, subject to certain limitations, in the event of termination of the officer and Director, at the original purchase price.  One-third of the shares (10,333,333 shares) were released from the Company’s right to repurchase on December 31, 2008, and, an additional one-third of the shares were released from the Company’s right to repurchase on December 31, 2009.  The remaining restricted shares (10,333,334 shares) will be released from the Company’s right to repurchase on December 31, 2010.  The Agreement requires that the stock certificates evidencing the shares be held in escrow until the Company’s right to repurchase lapses.

(9)           Merger and Subsequent Merger Reversal Transaction

Effective July 11, 2007, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger”) with Cromwell Uranium Holdings, Inc (“Holdings”).  In order to facilitate the negotiation with Holdings with respect to the Merger, the Company loaned Holdings a total of $535,000 in bridge financing (the “Bridge Financing”) in June 2007.  The Company funded the bridge financing by the sale of Debentures convertible into units of the Company’s securities.  On June 22, 2007, the Company sold $545,000 of Debentures, and on June 28, 2007, the Company sold an additional $50,000 of Debentures.  The Debentures converted into Debenture units at a conversion price of $0.50 in principal amount to one Debenture unit.  The Debenture units consist of one share of common stock and one warrant to purchase a like number of shares of common stock.  The underlying warrants are exercisable at $ 0.75 per share, over a term of five years.

The Bridge Financing was evidenced by a promissory note (the “Note”) from Holdings to the Company, bearing interest at 9 percent per annum.  The Note was due no later than the earlier of (i) October 22, 2007, or (ii) the date of closing of the Merger.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

In connection with the Merger, the Company issued 31,000,000 shares of common stock to the pre-merger stockholder of Holdings.  As well, $535,000 of gross principal under the Note related to the Bridge Financing to Holdings was deemed repaid in full upon the effect date of the Merger.  Also on the closing of the Merger, each $0.50 of Debenture principal, in an aggregate principal amount of $559,536, automatically converted into debenture units.  An aggregate of 1,190,000 shares of common stock and 1,190,000 warrants to purchase common stock were issued upon conversion of the Debentures.

Effective August 8, 2007, the parties to the Merger decided to cancel and unwind the Merger by entering into a Reversal Agreement pursuant to which the Company sold the shares of Holdings back to its former stockholder in exchange for the return to the Company and subsequent cancellation of the 31,000,000 shares of common stock issued by the Company in the Merger.  As additional consideration for the purchase and sale of the shares of Holdings, Holdings agreed to repay the entire net principal amount of the Note it had received in the Bridge Financing, together with certain expenses incurred by the Company, which in the aggregate, amounted to $557,927.30.

Holdings issued to the Company a Reversal Note.  The Reversal Note was due on November 15, 2007, and carried an interest rate of 9 percent per annum.  (See Note 4 for additional information).

As a result of the transaction described above, the Company experienced a change in control with the consummation of the Merger, and a further change of control following execution of the Reversal Agreement with the pre-Merger stockholders regaining control of the Company.

 (10)     Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

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

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

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

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not believe the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.”  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

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

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of the Company does not believe the adoption of this pronouncement to have material impact on its financial statements.

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

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

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

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2009, AND 2008

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.