Form 10-Q
period 2010-04-30
CALIFORNIA GOLD CORP.
filed 2010-06-14
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
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

There were 58,063,002 shares of common stock issued and outstanding as of June 14, 2010.

CALIFORNIA GOLD CORP.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of California Gold Corp. (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended January 31, 2010, previously filed on Form 10-K with the Securities and Exchange Commission (“SEC”), File No. 333-134549.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF APRIL 30, 2010, AND JANUARY 31, 2010
(Unaudited)

	April 30,	January 31,
	2010	2010

ASSETS

Current Assets:
Cash	$373	$373

Total Current Assets	373	373

Total Assets	$373	$373

LIABILITIES AND STOCKHOLDERS'(DEFICIT)

Current Liabilities:
Accounts payable - Trade	$233,623	$204,913
Accrued liabilities	2,533	142
Due to related party	32,430	20,930

Total Current Liabilities	268,586	225,985

Total Liabilities	268,586	225,985

Commitments and Contingencies
Stockholders’ (Deficit):
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 58,063,002 shares issued and outstanding as of April 30, 2010 and January 31, 2010, respectively	58,063	58,063
Additional paid-in capital	960,005	960,005
(Deficit) accumulated during the exploration stage	(1,286,281)	(1,243,680)

Total Stockholders’ (deficit)	(268,213)	(225,612)

Total Liabilities and Stockholders’ ( Deficit)	$373	$373

The accompanying notes to financial statements are
an integral part of these balance sheets.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED APRIL 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (APRIL 19, 2004 ) THROUGH APRIL 30, 2010
(Unaudited)

	Three Months Ended		Cumulative
	April 30,		From
	2010	2009	Inception

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Margin	-	-	-

Operating Expenses:
Mineral property expenses	-	-	27,206
Bad debt expense	-	-	557,927
General and administrative	42,210	14,609	700,635

Total Operating Expenses	42,210	14,609	1,285,768

(Loss) from Operations	(42,210)	(14,609)	(1,285,768)

Other Income (Expense):
Interest income	-	1	20
Interest expense	(391)	-	(533)

Total Other Income (Expenses)	(391)	1	(513)

(Loss) before Income Taxes	(42,601)	(14,608)	(1,286,281)

Provision for Income Taxes	-	-	-

Net (Loss)	$(42,601)	$(14,608)	$(1,286,281)

(Loss) Per Common Share:
(Loss) per common share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	58,063,002	58,313,002

The accompanying notes to financial statements are
an integral part of these statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED APRIL 30, 2010, AND 2009
AND CUMULATIVE FROM INCEPTION (APRIL 19, 2004)
THROUGH APRIL 30, 2010
(Unaudited)

	Three Months Ended		Cumulative
	April 30,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(42,601)	$(14,608)	$(1,286,281)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Contributed capital for donated services	-	-	235,668
Common stock issued for services rendered	-	-	33,000
Changes in assets and liabilities-
Accounts payable - Trade	28,710	-	233,623
Accrued liabilities	2,391	-	2,533
Allowance for bad debt	-	-	557,927

Net Cash (Used in) Operating Activities	(11,500)	(14,608)	(223,530)

Investing Activities:
Note receivable- Related party	-	12,469	(557,927)

Net Cash Provided by (Used in) Investing Activities	-	12,469	(557,927)

Financing Activities:
Proceeds from related party loans	11,500	-	32,430
Proceeds from common stock issued	-	-	749,400

Net Cash Provided by Financing Activities	11,500	-	781,830

Net Increase (Decrease) in Cash	-	(2,139)	373

Cash- Beginning of Period	373	4,113	-

Cash- End of Period	$373	$1,974	$373

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:
On May 29, 2007, the Company issued 12,700,000 shares of commons stock (post forward stock split) to its former officers for services provided. This transaction was valued at $2,000.
On June 12, 2007, the Company issued 31,000,000 shares of common stock to its President and CEO for expenses incurred on behalf of the Company. This transaction was valued at $31,000.

The accompanying notes to financial statements are
an integral part of these statements

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

(1)	Summary of Significant Accounting Policies

General Organization and Business

California Gold Corp. (“California Gold” or the “Company” and formerly US Uranium Inc.) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on April 19, 2004, under the name of Arbutus Resources Inc.  The Company was organized to be engaged in the acquisition, and exploration of mineral properties.  Because the Company was not successful in implementing its business plan, and did not have enough funds to commence its business plan, the Company determined to seek a joint venture partner or various business options to continue operating as a viable public company.  On June 15, 2007, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada, pursuant to which, the Company (i) increased its authorized capital stock from 75,000,000 shares of common stock, par value $0.001 to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001, and (ii) changed the Company name from Arbutus Resources, Inc. to Cromwell Uranium Corp. in anticipation of a business combination with Cromwell Uranium Holdings, Inc. (“Holdings”), a uranium exploration and mining company, and to more accurately reflect the new focus of the Company proposed business.  On July 11, 2007, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Holdings.  After the merger, Holdings became the Company’s wholly owned subsidiary.  As a result of development in the public equity and debt markets as well as conditions in the mining industry, among other factors, the parties to the Merger Agreement determined to unwind the Merger Agreement transaction.  Effective August 8, 2007, the parties entered into a reversal agreement (the “Reversal Agreement”).  On August 9, 2007, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change its name to US Uranium Inc.  On March 9, 2009, the Company filed with the Secretary of State of the State of Nevada to change its name to California Gold Corp.  The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Unaudited Interim Financial Statements

The accompanying interim financial statements of California Gold Corp. as of April 30, 2010, and January 31, 2010, and for the three months ended April 30, 2010, and 2009, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2010, and January 31, 2010, and the results of its operations and its cash flows for the three months ended April 30, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending January 31, 2011.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of January 31, 2010, filed with the SEC for additional information, including significant accounting policies.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended April 30, 2010, and 2009.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods presented.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts The Company could realize in a current market exchange.  As of April 30, 2010, and January 31, 2010, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

Advertising Costs

The Company’s policy regarding advertising is to expense such costs.  The Company did not incur any advertising expenses during the periods ended April 30, 2010, and 2009.

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

For the periods ended April 30, 2010, and 2009, the Company has not issued any share-based payments to its employees.

Concentration of Risk

As of April 30, 2010 and January 31, 2010, the Company maintained its cash account at one commercial bank.  The account was subject to FDIC coverage.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2010 and January 31, 2010, and expenses for the three months ended April 30, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

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

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

The Company’s activities through April 30, 2010, have been supported by equity financing.  It has sustained losses in all previous reporting periods with a cumulative loss since inception of $1,286,281 as of April 30, 2010.  Management continues to seek funding from its stockholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

In connection with the transactions contemplated by the prior merger with Cromwell Uranium Holdings, Inc. (which merger, as previously reported, was subsequently reversed), the President and Director of the Company made advances to, and incurred expenses on behalf of the Company.  The parties agreed that these advances and expenses aggregated approximately $31,000.  These advances and expenses were not represented by a promissory note, did not bear interest and were repayable on demand.  The Company agreed with Mr. Davidson that, in lieu of a cash repayment of these amounts, the Company would repay these obligations by issuing 31,000,000 shares of its common stock from its treasury.

The aforementioned 31,000,000 shares were issued to the officer and Director pursuant to a Restricted Stock Purchase Agreement.  The agreement provided for a purchase price of par value, or $31,000, which amount was paid by cancellation of the indebtedness the Company owed to the officer and Director.  The Company has an option, but not the obligation, to repurchase the shares, subject to certain limitations, in the event of termination of the officer and Director’s services, at Mr. Davidson’s original purchase price.  One-third of the shares (10,333,333 shares) were released from the Company’s right to repurchase on December 31, 2008, an additional one-third of the shares were released from its right to repurchase on December 31, 2009, and the remaining shares will be released from its right to repurchase on December 31, 2010.  The Agreement requires that the certificate evidencing the shares be held in escrow until the Company’s right to repurchase lapses.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

In June of 2009, a related party loaned the Company $930 for working capital purpose.  The loan is unsecured, non-interest bearing, and is payable upon demand.

In September and October of 2009, an officer and three stockholders loaned the Company a total of $10,000 for working capital purposes.  The loans are non-interest bearing, and are payable at the time of closing of a subsequent private placement offering.

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

(4)           Convertible Debentures and Warrants

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

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

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

The fair value of each warrant granted has been estimated on the date of grant using the Black-Scholes pricing model, under the following assumptions:

2007
Five Year Risk Free Interest Rate	5.30%
Dividend Yield	0.00%
Volatility	281.34%
Average Expected Term (Years to Exercise)	3

A summary of the status of warrants granted as April 30, 2010, is as follows:

For the Periods Ended
April 30, 2010
Weighted
Average
Exercise
Description	Shares	Price
Outstanding at February 1, 2009	1,190,000	$0.75
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2010	1,190,000	$0.75

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

A summary of the status of warrants outstanding as of April 30, 2010, is presented below:

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life Years	Price	Exercisable	Price
$0.75	1,190,000	0.08	$0.75	1,190,000	$0.75

 (5)          Common Stock

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

On July 5, 2007, the Company’s common stock was forward split on a 6.35 shares per 1 share basis.  The accompanying financial statements reflect the forward stock split on a retroactive basis.

In July 2007, the Company canceled 44,450,000 shares (post forward stock split) of its common stock and issued 31,000,000 shares (post forward stock split) of its common stock to reverse merger holding company’s shareholder.  As a result of the unwinding of the reverse merger, the Holding company returned the 31,000,000 shares (post forward stock split) of common stock to the Company’s treasury.

In connection with the transactions of the Merger Agreement and the reversal of the Merger Agreement, the President and Director of the Company made advances to, and incurred expenses on behalf of the Company aggregating approximately $31,000.  These advances and expenses were not represented by a promissory note, did not bear interest and were repayable on demand.  The Company agreed with its officer and Director that, in lieu of a cash repayment of these amounts, the Company would repay these obligations by issuing 31,000,000 shares (post forward stock split) of its common stock from treasury stock.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

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

(6)           Income Taxes

The provision (benefit) for income taxes for the periods ended April 30, 2010, and 2009, were as follows (assuming a 15 percent effective income tax rate):

	Three Months Ended April 30,
	2010	2009
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Federal-
Loss carryforwards	$6,390	$2,191
Change in valuation allowance	(6,390)	(2,191)
Total deferred tax provision	$-	$-

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

The Company had deferred income tax assets as of April 30, 2010, and January 31, 2010, as follows:

	2010	2009
Loss carryforwards	$192,942	$186,552
Less - Valuation allowance	(192,942)	(186,552)

Total net deferred tax assets	$-	$-

The Company had net operating loss carryforwards for income tax reporting purposes of $1,286,281 and $1,243,680 as of April 30, 2010, and January 31, 2010, respectively, that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in the year 2024.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

(7)           Recent Accounting Pronouncements

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

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Asset, to make it fully applicable to not-for-profit entities.

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

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

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

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM INC.)
(AN EXPLORATION STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

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

Holdings defaulted on the Note which caused an increase to the interest rate from 9% to 15% per annum. As of January 31, 2009, we determined that Holdings did not intend to repay the Note and accrued interest and we recorded an allowance for doubtful accounts for the full amount of the Note.

Since completion of the Unwinding, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available, or of the nature of any business opportunity that we may find, or of the financial resources required of any possible business opportunity.

RESULTS OF OPERATIONS

For the three months ended April 30, 2010, and since our date of inception, we have not generated any revenues.

We incurred total operating expenses, consisting solely of general and administrative expenses, of $42,210 for the three month period ended April 30, 2010, as compared to total operating expenses of $14,609 for the three month period ended April 30, 2009.  These expenses consisted of professional and legal fees incurred in connection with the filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters. We incurred mineral property expenses of $-0- for the three month periods ended April 30, 2010, and 2009.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2010, we had $373 in our bank account.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of April 30, 2010; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

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

PART II
OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From March 3, 2010, to March 23, 2010, we closed a private placement of our 12 month, 10% promissory notes for an aggregate principal amount of $11,500.  In this private placement, we offered and sold these notes to four of our principal shareholders, James Davidson, Michael Bayback and Barry Honig, who each purchased $3,000 in principal amount of the notes, and Gottbetter Capital Group, Inc., who purchased $2,500 in principal amount of the notes.

The sales of securities in the above private placement were exempt from registration under the Securities Act in reliance upon Regulation D and Regulation S promulgated by the SEC thereunder and the securities were sold only to “accredited investors,” as defined in Regulation D, and non-“U.S. persons” as defined in Regulation S.

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description

4.1	Form of 10% promissory note of the Registrant dated March 2010

10.1	Form of loan agreement of the Registrant for 10% promissory note dated March 2010

31.1	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date: June 14, 2010	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal Executive Officer, Principal Financial Officer