Form 10-K/A
period 2010-01-31
CALIFORNIA GOLD CORP.
filed 2010-07-01
CIK 1363573

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE:

This Form 10-K/A, Amendment No. 1 is being filed by California Gold Corp., formerly known as US Uranium, Inc. (the “Company”), to amend its Annual Report on Form 10-K for the year ended January 31, 2010, filed with the Securities and Exchange Commission on May 17, 2010, to revise and restate the notes to the financial statements as of and for the periods ended January 31, 2010, and 2009, to present the disclosure of certain outstanding warrants to purchase shares of common stock that resulted from the conversion of certain convertible debentures into debenture units. The correction of the disclosure in the notes to financial statements had no impact on the financial statements for the periods presented.

New certifications of our principal executive and financial officer are included as exhibits to this amendment.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements, as amended, are included beginning immediately following the signature page to this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of California Gold Corp. are listed on the Index to Financial Statements on this Amendment No. 1 to the Annual Report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Amendment No. 1 to the Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization, dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp.(1)

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (2)

3.2	3.2	By-Laws of Registrant (3)

3.3	3.1	Certificate of Amendment to Articles of Incorporation of Registrant (7)

10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007 (1)

10.2	10.1	Securities Purchase Agreement, dated as of June 22, 2007, among the Registrant, certain purchasers and Gottbetter & Partners, LLP as escrow agent (4)

10.3	10.2	Form of Debenture, dated June 22, 2007 (4)

Exhibit No.	SEC Report Reference Number	Description

10.4	10.3	Bridge Loan And Control Share Pledge And Security Agreement, dated as of June 22, 2007, among and the Registrant and Cromwell Uranium Holdings, Inc. (4)

10.5	10.4	Bridge Loan Promissory Note, dated June 22, 2007 (4)

10.6	10.5	Pledge and Escrow Agreement, dated as of June 22, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Gottbetter & Partners, LLP as escrow agent (4)

10.7	10.2	Monmouth Agreement, dated June 12, 2007, between the Registrant and Yvon Gagne (1)

10.8	10.3	Elliot Lake South Project Agreement, dated June 12, 2007, between the Registrant and 2060014 Ontario, Ltd. (1)

10.9	10.4	Longlac Project Agreement, dated June 12, 2007, between the Registrant and 2060014 Ontario, Ltd. (1)

10.10	10.10	Employment Agreement, dated July 11, 2007, between the Registrant and Robert McIntosh(1)

10.11	10.11	Employment Agreement, dated July 11, 2007, between the Registrant and David Naylor(1)

10.12	10.12	Employment Agreement, dated July 11, 2007, between the Registrant and Graeme Scott (1)

10.13	10.13	Escrow Agreement, dated July 11, 2007, among the Registrant, Robert McIntosh and Gottbetter & Partners, LLP, as escrow agent(1)

10.14	10.14	Split-Off Agreement, dated July 11, 2007, among the Registrant, Arbutus Leaseco Inc., Karen Law and Lyle Smith (1)

10.15	10.15	General Release Agreement, dated July 11, 2007, among the Registrant, Karen Law, Lyle Smith, Arbutus Leaseco, Inc., and Cromwell Uranium Holdings, Inc. (1)

10.16	10.16	Form of Lockup Letter, dated July 11, 2007 (1)

10.17	10.17	Form of Investor Warrant, dated July 11, 2007 (1)

10.18	10.18	Form of Option Agreement (1)

Exhibit No.	SEC Report Reference Number	Description

10.19	10.1	Reversal Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.20	10.2	Reversal Loan and Control Share Pledge and Security Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.21	10.3	Form of Reversal Loan Promissory Note(5)

10.22	10.4	Security Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.23	10.5	Pledge and Escrow Agreement between the Registrant, Robert McIntosh, Cromwell Uranium Holdings, Inc. and Gottbetter & Partners, LLP, as escrow agent(5)

10.24	10.1	Restricted Stock Purchase Agreement between the Registrant and James D. Davidson (6)

10.25	10.1	Form of Subscription Agreement (8)

14.1	14.1	Code of Ethics (1)

16.1	16.1	Letter on Change in Certifying Accountant, dated July 13, 2007 from Dale Matheson Carr-Hilton Labonte Chartered

21	21	List of Subsidiaries (9)

31.1/31.2	*	Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

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

(9)
Filed with the Securities and Exchange Commission on May 17, 2010, as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-134549) on Form 10-K, which exhibit is incorporated herein by reference.

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

CALIFORNIA GOLD CORP.

Dated: July 1, 2010	By:	/s/ James D. Davidson
James D. Davidson, President, Chief Executive Officer and Chief Financial Officer

PART IV – FINANCIAL INFORMATION

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of California Gold Corp.:

We have audited the accompanying balance sheets of California Gold Corp. (formerly US Uranium, Inc., a Nevada corporation in the exploration stage) as of January 31, 2010, and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended January 31, 2010, and cumulative from inception (April 19, 2004) through January 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the exploration stage, and has not established any source of revenues to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of January 31, 2010, and 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, as a result of the restatement of the financial statements as of and for the period ended January 31, 2008, management determined that the notes to the financial statements as of and for the periods ended January 31, 2010, and 2009, required restatement to present the disclosure of certain outstanding warrants to purchase shares of common stock that resulted from the conversion of certain convertible debentures into debenture units.  Each debenture unit consisted of one share of common stock, and one detachable common stock purchase warrant.  The correction of the disclosure in the notes to financial statements had no impact on the financial statements for the periods presented.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
May 10, 2010, except for Note 3 for which
  the date is June 11, 2010.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTES 2 AND 3) (RESTATED)
AS OF JANUARY 31, 2010, AND 2009

ASSETS

	2010	2009
Current Assets:
Cash	$373	$4,113
Note receivable - Related Party (net of allowance for doubtful account of $557,927 in 2010 and 2009, respectfully)	-	-

Total Current Assets	373	4,113

Total Assets	$373	$4,113

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$204,913	$7,365
Accrued liabilities	142	-
Due to related parties	20,930	-

Total Current Liabilities	225,985	7,365

Total Liabilities	225,985	7,365

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $0.001 per share,
10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share,
300,000,000 shares authorized; 58,063,000 and 58,313,000
shares issued and outstanding in 2010, and 2009, respectively	58,063	58,313
Additional paid-in capital	960,005	959,755
(Deficit) accumulated during the exploration stage	(1,243,680)	(1,021,320)

Total Stockholders' (Deficit)	(225,612)	(3,252)

Total Liabilities and Stockholders' ( Deficit)	$373	$4,113

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTES 2 AND 3) (RESTATED)
FOR THE YEARS ENDED JANUARY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (APRIL 19, 2004 )
THROUGH JANUARY 31, 2010

			Cumulative
			From
	2010	2009	Inception

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Margin	-	-	-

Operating Expenses:
Mineral property expenses	-	-	27,206
Bad debt expense	-	557,927	557,927
General and administrative	222,219	25,057	658,425

Total Operating Expenses	222,219	582,984	1,243,558

Income (Loss) from Operations	(222,219)	(582,984)	(1,243,558)

Other Income (Expense):
Interest income	1	19	20
Interest expenses	(142)	-	(142)

Total Other Income (Expense)	(141)	19	(122)

Income (Loss) before Income Taxes	(222,360)	(582,965)	(1,243,680)

Provision for Income Taxes	-	-	-

Net (Loss)	$(222,360)	$(582,965)	$(1,243,680)

(Loss) Per Common Share:
(Loss) per common share- Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding- Basic and Diluted	58,147,932	57,797,932

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTES 2 AND 3) (RESTATED)
FOR THE PERIOD FROM INCEPTION (APRIL 19, 2004) THROUGH JANUARY 31, 2010

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - April 19, 2004	-	$-	-	$-	$-	$-	$-
(Net ) Loss for the period	-	-	-	-	-	-	-
Balance - January 31, 2005	-	-	-	-	-	-	-
Common stock issued for cash	-	-	46,990,000	46,990	(39,590)	-	7,400
Common stock issued for cash	-	-	6,985,000	6,985	4,015	-	11,000
Common stock issued for cash	-	-	1,778,000	1,778	54,222	-	56,000
(Net ) Loss for the period	-	-				(29,275)	(29,275)
Balance - January 31, 2006	-	-	55,753,000	55,753	18,647	(29,275)	45,125
(Net ) Loss for the period	-	-	-	-	-	(21,158)	(21,158)
Balance - January 31, 2007	-	-	55,753,000	55,753	18,647	(50,433)	23,967
Common stock issued for services	-	-	12,700,000	12,700	(10,700)		2,000
Cancelation of common stock	-	-	(44,450,000)	(44,450)	44,450		-
Common stock issued for expenses paid by officer	-	-	31,000,000	31,000			31,000
Common stock issued for convertible debentures	-	-	1,190,000	1,190	593,810	-	595,000
Contributed capital for donated services	-	-	-	-	235,668	-	235,668
Common stock issued for cash	-	-	120,000	120	59,880	-	60,000
(Net ) Loss for the period	-	-	-	-	-	(387,922)	(387,922)
Balance - January 31, 2008	-	-	56,313,000	56,313	941,755	(438,355)	559,713
Cancelation of common stock	-	-	(2,000,000)	(2,000)	2,000	-	-
Common stock issued for cash	-	-	4,000,000	4,000	16,000	-	20,000
(Net ) Loss for the period	-	-	-	-	-	(582,965)	(582,965)
Balance - January 31, 2009	-	-	58,313,000	58,313	959,755	(1,021,320)	(3,252)
Cancelation of common stock	-	-	(250,000)	(250)	250	-	-
(Net ) Loss for the period	-	-	-	-	-	(222,360)	(222,360)
Balance - January 31, 2010	-	$-	58,063,000	$58,063	$960,005	$(1,243,680)	$(225,612)

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS (NOTES 2 AND 3) (RESTATED)
FOR THE YEARS ENDED JANAUARY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (APRIL 19, 2004)
THROUGH JANAUARY 31, 2010

			Cumulative
			From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(222,360)	$(582,965)	$(1,243,680)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Contributed capital for donated servces	-	-	235,668
Common stock issued for services and expenses	-	-	33,000
Allowance for bad debt	-	557,927	557,927
Changes in assets and liabilities-
Accounts payable - Trade	197,548	6,568	204,913
Accrued liabilities	142	-	142

Net Cash (Used in) Operating Activities	(24,670)	(18,470)	(212,030)

Investing Activities:
Note receivable- Related party	-	-	(557,927)

Net Cash (Used in) Investing Activities	-	-	(557,927)

Financing Activities:
Proceeds from related party loans	20,930	-	20,930
Proceeds from the issuance of common stock	-	20,000	749,400

Net Cash Provided by Financing Activities	20,930	20,000	770,330

Net Increase (Decrease) in Cash	(3,740)	1,530	373

Cash - Beginning of Period	4,113	2,583	-

Cash - End of Period	$373	$4,113	$373

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

On June 15, 2007, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada, pursuant to which, the Company (i) increased its authorized capital stock from 75,000,000 shares of common stock, par value $0.001 per share, to 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, and (ii) changed the Company name from Arbutus Resources, Inc. to Cromwell Uranium Corp. in anticipation of a merger transaction (the “Merger”) with Cromwell Uranium Holdings, Inc. (“Holdings”), a uranium exploration and mining company, and to more accurately reflect the new focus of the Company proposed business. On July 11, 2007, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Holdings.  After the Merger, Holdings became a wholly owned subsidiary of the Company.

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
JANUARY 31, 2010, AND 2009

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

   Impairment of Long-Lived Assets - Mineral Properties

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
JANUARY 31, 2010, AND 2009

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts The Company could realize in a current market exchange.  The Company accounts for its assets and liabilities in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines a hierarchy that prioritizes the inputs in fair value measurements and requires certain related disclosures.  The hierarchy prioritizes the inputs of fair value measurements into one of three levels.  “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities.  “Level 2” measurements use significant other observable inputs.  “Level 3” measurements are measurements using significant unobservable inputs that require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.  As of January 31, 2010, and 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

   Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company did not incur any advertising expenses during the years ended January 31, 2010, and 2009.

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

The Company also adopted FASB ASC Topic 505-50, Equity Based Payment to Non-Employees, to account for equity instruments issued to parties other than employees for acquiring goods or services.  Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

For the years ended January 31, 2010, and 2009, the Company did not issue any share-based payments to employees.

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

(3)        Correction of Disclosure in Notes to Financial Statements

As a result of the restatement of the financial statements as of and for the period ended January 31, 2008, management determined that the notes to the financial statements as of and for the periods ended January 31, 2010, and 2009, required restatement to present the disclosure of certain outstanding warrants to purchase shares of common stock that resulted from the conversion of certain convertible debentures into debenture units (see Note 5).  Each debenture unit consisted of one share of common stock, and one detachable common stock purchase warrant.  The correction of the disclosure in the notes to financial statements had no impact on the financial statements for the periods presented.

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
JANUARY 31, 2010, AND 2009

As of January 31, 2008, Holdings had not made any interest payments on the Reversal Note, nor did it repay the principal amount on the Due Date.

The Company had been pursuing the collection of the Reversal Note.  The Company evaluated the financial position of Holdings and believed that as of January 31, 2008, it had the ability and intention to pay the amount due.  As of January 31, 2009, the Company determined that Holdings did not intend to pay the Reversal Note and accrued interest, and the Company recorded an allowance for doubtful account for the full amount of the Note.  The Company intends to pursue its collections efforts, but the uncertainty as to the collectability of the Reversal Note and accrued interest was sufficient to require an allowance for the receivable as of January 31, 2010, and 2009, respectively.

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
JANUARY 31, 2010, AND 2009

2007
Five Year Risk Free Interest Rate	5.30%
Dividend Yeild	0.00%
Volatility	281.34%
Average Expected Term (Years to Exercise)	3

A summary of the status of warrants granted as of January 31, 2010, and 2009, is as follows:

Through January 31, 2010
Weighted
Average
Exercise
Description	Shares	Price

Outstanding at February 1, 2007	-	$-
Granted	1,190,000	0.75
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at January 31, 2008	1,190,000	$0.75

Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at January 31, 2009	1,190,000	$0.75

Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at January 31, 2010	1,190,000	$0.75

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2010, AND 2009

A summary of the status of warrants outstanding as of January 31, 2010, is presented below:

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life Years	Price	Exercisable	Price

$0.75	1,190,000	2.46	$0.75	1,190,000	$0.75

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

Pursuant to Merger Agreement, the Company canceled 44,450,000 shares (post forward stock split) of its common stock and issued 31,000,000 shares (post forward stock split) of its common stock to Holding’s stockholder.  As a result of cancelling and unwinding the Merger, Holdings returned 31,000,000 shares of common stock to the Company’s treasury.  (See Note 8 for additional information).

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

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2010, AND 2009

In August 2007, the Company issued 1,190,000 shares (post forward stock split) of common stock as a result of the conversion of the Debentures, in the amount of $559,536.

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

(8)        Related Party Transactions

In connection with the transactions contemplated by the Merger with Holdings (which merger, as previously described, was subsequently reversed), an officer and Director of the Company made advances to, and incurred expenses on behalf of the Company in the amount of approximately $31,000.  The advances and expenses were not represented by a promissory note, did not bear interest, and were repayable on demand.  The Company agreed with the officer and Director that, in lieu of a cash repayment of the amount owed, the Company would repay the obligation by the issuance of 31,000,000 shares of its common stock from the Company’s treasury.

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

In September and October of 2009, an officer and three stockholders loaned the Company $10,000 for working capital purpose.  The loans are non-interest bearing, and are payable at the time of closing of a subsequent private placement offering.

In December of 2009, an officer and three stockholders loaned the Company a total of $10,000 for working capital purpose.  The loans are unsecured, bear interest 10 percent per annum, and are payable in December 2010.

(9)        Merger and Subsequent Merger Reversal Transaction

Effective July 11, 2007, the Company entered into the Merger Agreement with Holdings.  In order to facilitate the negotiation with Holdings with respect to the Merger, the Company loaned Holdings a total of $535,000 in bridge financing (the “Bridge Financing”) in June 2007.  The Company funded the bridge financing by the sale of Debentures convertible into units of the Company’s securities.  On June 22, 2007, the Company sold $545,000 of Debentures, and on June 28, 2007, the Company sold an additional $50,000 of Debentures.  The Debentures converted into debenture units at a conversion price of $0.50 in principal amount to one debenture unit.  The debenture units consist of one share of common stock and one warrant to purchase a like number of shares of common stock.  The underlying warrants are exercisable at $0.75 per share, over a term of five years.

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
JANUARY 31, 2010, AND 2009

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
JANUARY 31, 2010, AND 2009

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
JANUARY 31, 2010, AND 2009

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

 (11)        Subsequent Events

On March 5, 2010, the Chief Executive Officer and Director of the Company loaned $3,000 to the Company for working capital purposes.  The loan is unsecured, bears interest at 10 percent per annum, and is due on March 5, 2011.

On March 5, 2010, a stockholder of the Company loaned $3,000 to the Company for working capital purposes.  The loan is unsecured, bears interest at 10 percent per annum, and is due on March 5, 2011.

On March 22, 2010, a stockholder of the Company loaned $3,000 to the Company for working capital purposes.  The loan is unsecured, bears interest at 10 percent per annum, and is due on March 22, 2011.

On March 23, 2010, a stockholder of the Company loaned $2,500 to the Company for working capital purposes.  The loan is unsecured, bears interest at 10 percent per annum, and is due on March 23, 2011.