Form 10-Q
period 2010-07-31
CALIFORNIA GOLD CORP.
filed 2010-09-20
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010
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

There were 58,063,002 shares of common stock issued and outstanding as of September 17, 2010.

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

CALIFORNIA GOLD CORP.

(an Exploration Stage Company)
BALANCE SHEETS
AS OF JULY 31, 2010 AND JANUARY 31, 2010
Unaudited

	JULY 31, 2010	JANUARY 31, 2010

ASSETS

Current Assets:
Cash	$373	$373
Total Current Assets	373	373

Total Assets	$373	$373

LIABILITIES AND STOCKHOLDERS'(DEFICIT)

Current Liabilities:
Accounts payable - Trade	$311,001	$204,913
Accrued liabilities	750	-
Notes and interest payable to related parties	43,628	21,072
Total Current Liabilities	355,379	225,985
Total Liabilities	355,379	225,985
Stockholders'(Deficit):
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 58,063,002 shares issued and outstanding as of July 31, 2010 and as of January 31, 2010, respectively	58,063	58,063
Additional paid-in capital	960,005	960,005
(Deficit) accumulated during the exploration stage	(1,373,074)	(1,243,680)
Total Stockholders'(Deficit)	(355,006)	(225,612)
Total Liabilities and Stockholders'( Deficit)	$373	$373

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(an Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2010 AND JULY 31, 2009
AND CUMULATIVE FROM INCEPTION (APRIL 19, 2004 ) THROUGH JULY 31, 2010
Unaudited
					Cumulative
	Three Months Ended		Six Months Ended		From
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009	Inception
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-
Operating Expenses
Mineral property expenses	-	-	-	-	27,206
Bad debt expense	-	-	-	-	557,927
General and administrative	86,128	91,164	128,338	105,773	786,763
Total Operating Expenses	86,128	91,164	128,338	105,773	1,371,896
Income (Loss) from Operations	(86,128)	(91,164)	(128,338)	(105,773)	(1,371,896)
Other Income (Expense):
Interest income	-	-	-	1	20
Interest expense	(665)	-	(1,056)	-	(1,198)
Total Other Income (Expense)	(665)	-	(1,056)	1	(1,178)
Income (Loss) before Income Taxes	(86,793)	(91,164)	(129,394)	(105,772)	(1,373,074)
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(86,793)	$(91,164)	$(129,394)	$(105,772)	$(1,373,074)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	58,063,002	58,313,002	58,063,002	58,313,002

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(an Exploration Stage Company)

STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JULY 31, 2010 AND JULY 31, 2009
AND CUMULATIVE FROM INCEPTION (APRIL 19, 2004)
THROUGH JULY 31, 2010
Unaudited

			Cumulative
	Six Months Ended		From
	July 31, 2010	July 31, 2009	Inception
Operating Activities:
Net (loss)	$(129,394)	$(105,772)	$(1,373,074)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Contributed capital for donated services	-	-	235,668
Common stock issued for services rendered	-	-	33,000
Interest accrued on notes payable from related parties	1,056	-	1,198
Changes in assets and liabilities:
Accounts payable - Trade	106,088	101,832	311,001
Accrued liabilities	750	-	750
Allowance for bad debt	-	-	557,927

Net Cash (Used in) Operating Activities	(21,500)	(3,940)	(233,530)
Investing Activities:
Note receivable - Related party	-	-	(557,927)
Net Cash (Used in) Investing Activities	-	-	(557,927)
Financing Activities:
Proceeds from related party loans	21,500	-	42,430
Proceeds from common stock issued	-	-	749,400
Net Cash Provided by Financing Activities	21,500	-	791,830
Net Increase (Decrease) in Cash	-	(3,940)	373
Cash - Beginning of Period	373	4,113	-
Cash - End of Period	$373	$173	$373

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(an Exploration Stage Company)

(1)	Organization and Description of Business

California Gold Corp. (“California Gold” or the “Company”) is a Nevada corporation in the exploration stage.  The Company was incorporated in Nevada on April 19, 2004, under the name of Arbutus Resources Inc.  The Company was organized to be engaged in the acquisition, and exploration of mineral properties.  On August 9, 2007, the Company changed its name to US Uranium, Inc.  On March 9, 2009, the Company changed its name to California Gold Corp.

(2)	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of California Gold Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending January 31, 2010, as reported in Form 10-K, have been omitted.

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

(3)	Exploration Stage Activities and Going Concern

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

The Company’s activities through July 31, 2010, have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods, with a cumulative since inception loss of $1,373,074 as of July 31, 2010.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

CALIFORNIA GOLD CORP.
(an Exploration Stage Company)

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

(4)	Related Party Transactions

In connection with the transactions contemplated by the prior merger with Cromwell Uranium Holdings, Inc. (“Holdings”) (which merger, as previously reported, was subsequently reversed), Mr. Davidson made advances to, and incurred expenses on behalf of the Company.  The parties have agreed that these advances and expenses aggregate approximately $31,000.  These advances and expenses are not represented by a promissory note, do not bear interest and are repayable on demand.  The Company has agreed with Mr. Davidson that, in lieu of a cash repayment of these amounts, the Company will repay these obligations by issuing 31,000,000 shares of its common stock to Mr. Davidson from its treasury.

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

In September and October of 2009, an officer and three stockholders loaned the Company a total of $10,000 for working capital purposes.  The loans are non-interest bearing, and are payable in September and October of 2010.

In December of 2009, an officer and three stockholders loaned the Company a total of $10,000 for working capital purposes.  The loans are unsecured, bear interest of 10 percent per annum, and are payable in December 2010.

In March of 2010, an officer and three stockholders loaned the Company a total of $11,500 for working capital purposes.  The loans are unsecured, bear interest of 10 percent per annum, and are payable in March 2011.

In June of 2010, a stockholder loaned the Company $10,000 for working capital purposes. The loan is unsecured, bears interest at 10 percent per annum, and is due in June 2011.

CALIFORNIA GOLD CORP.
(an Exploration Stage Company)

(5)	Convertible Debentures and Warrants

A summary of the status of warrants granted as of July 31, 2010, is as follows:

For the Period Ended
July 31, 2010
Weighted
Average
Exercise
Description	Shares	Price
Outstanding at January 31, 2010	1,190,000	$0.75
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at July 31, 2010	1,190,000	$0.75

A summary of the status of warrants outstanding as of July 31, 2010, is presented below:

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life Years	Price	Exercisable	Price
$0.75	1,190,000	0.08	$0.75	1,190,000	$0.75

No warrants were granted during the six months ended July 31, 2010.

(6)	Common Stock

During July 2005, the Company issued 46,990,000 common shares to its founders for $7,400 in cash.

During July 2005, the Company issued 6,985,000 shares for $11,000 in cash.

During August 2005, the Company issued 1,778,000 shares for $56,000 in cash.

On May 29, 2007, the Company issued 12,700,000 shares to its former officers for services provided.  The common stock was valued $2,000.

On July 5, 2007, the Company’s common stock was forward split on a 6.35 shares per 1 share basis.  The accompanying financial statements reflect the forward stock split on a retroactive basis.

In July 2007, the Company canceled 44,450,000 shares and issued 31,000,000 shares to reverse merger holding company’s shareholder.  As a result of the unwinding of the reverse merger, the Holding company canceled the 31,000,000 shares.

CALIFORNIA GOLD CORP.
(an Exploration Stage Company)

In connection with the transactions of the Merger Agreement and the reversal of the Merger Agreement, Mr. Davidson made advances to, and incurred expenses on behalf of the Company aggregating approximately $31,000.  These advances and expenses are not represented by a promissory note, do not bear interest and are repayable on demand.  The Company has agreed with Mr. Davidson that, in lieu of a cash repayment of these amounts, the Company will repay these obligations by issuing 31,000,000 shares (post forward stock split) of its common stock to Mr. Davidson from treasury stock.

In August 2007, the Company issued 1,190,000 shares as a result of conversion of its convertible debenture, in an aggregate principal amount of $595,000.

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

During January 2008, the Company issued 120,000 shares for $60,000 in cash.

On September 18, 2008, the Company issued 4,000,000 shares for $20,000 cash.

During the year ended January 31, 2009, the Company cancelled 2,000,000 shares.

During the year ended January 31, 2010, the Company cancelled 250,000 shares.

(7)	Subsequent Events

On September 9, 2010, two related party non-interest bearing loans, totaling $5,000, matured.  The Company was able to obtain extensions of the maturity dates, amending the maturity dates from September 9, 2010 to September 9, 2011.

On September 16, 2010, an officer and two stockholders loaned the Company a total of $45,000 for working capital purposes.  Loan terms have not been finalized.

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

RESULTS OF OPERATIONS

For the six months ended July 31, 2010 and since our date of inception, we have not generated any revenues.

We incurred total operating expenses of $86,128 and $128,338 for the three and six month periods ended July 31, 2010, respectively, as compared to total operating expenses of $91,164 and $105,773 for the three and six month periods ended July 31, 2009, respectively. These expenses consisted of general and administrative expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. These expenses consisted of professional and legal fees incurred in connection with the filing of periodic reports, SEC compliance filings, audit and accounting fees, and general corporate matters. We incurred mineral property expenses of $-0- for the three and six month periods ended July 31, 2010, and 2009.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2010, we had $373 in our bank account.

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

Subsequent Events

On September 16, 2010, our sole officer and two of our stockholders loaned us a total of $45,000 for working capital purposes.    Loan terms have not been finalized.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2010, audited financial statements and notes thereto, which can be found in our Form 10-K filing on the SEC website at www.sec.gov under our SEC File Number 333-134549.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of July 31, 2010; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have raised sufficient capital to do so:

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

Date: September 20, 2010	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal Executive Officer, Principal Financial Officer