Form 10-Q
period 2010-10-31
CALIFORNIA GOLD CORP.
filed 2010-12-17
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-134549

CALIFORNIA GOLD CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	83-483725
(State of Incorporation)	(IRS Employer Identification No.)

c/o Gottbetter & Partners, LLP
488, Madison Avenue, 12th Floor, New York, NY 10022
(212) 400-6900
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

There were 62,063,000 shares of common stock issued and outstanding as of December 14, 2010.

CALIFORNIA GOLD CORP.

INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of California Gold Corp. (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes.  In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended January 31, 2010, previously filed on Form 10-K with the Securities and Exchange Commission, File No. 333-134549.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	OCTOBER 31, 2010	JANUARY 31, 2010
ASSETS

Current Assets:
Cash	$989	$373
Total Current Assets	989	373

Total Assets	$989	$373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable – trade	$59,805	$29,519
Accounts payable - related party	253,601	175,394
Notes and interest payable to related parties, net	78,528	21,072
Derivative liabilities	78,811	-
Total Current Liabilities	470,745	225,985
Stockholders' Deficit:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 62,063,002 and 58,063,000 shares issued and outstanding as of October 31, 2010 and as of January 31, 2010, respectively	62,063	58,063
Additional paid-in capital	1,175,631	960,005
Deficit accumulated during the exploration stage	(1,707,450)	(1,243,680)
Total Stockholders' Deficit	(469,756)	(225,612)
Total Liabilities and Stockholders' Deficit	$989	$373

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					April 19, 2004
					(Inception)
	Three Months Ended		Nine Months Ended		through
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009	October 31, 2010
Revenues	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Margin	-	-	-	-	-

Operating Expenses

Mineral property expenses	-	-	-	-	27,206

Bad debt expense	-	-	-	-	557,927

General and administrative	266,039	63,290	394,377	169,063	1,052,802

Total Operating Expenses	266,039	63,290	394,377	169,063	1,637,935

Loss from Operations	(266,039)	(63,290)	(394,377)	(169,063)	(1,637,935)
Other Income (Expenses):

Interest expense, net	(1,281)	-	(2,337)	1	(2,459)
Change in fair value of derivatives	(67,056)	-	(67,056)	-	(67,056)
Total Other Income (Expenses)	(68,337)	-	(69,393)	1	(69,515)

Loss before Income Taxes	(334,376)	(63,290)	(463,770)	(169,062)	(1,707,450)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(334,376)	$(63,290)	$(463,770)	$(169,062)	$(1,707,450)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	58,766, 299	58,313,002	58,298,296	58,313,002

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			April 19, 2004
			(Inception)
	Nine Months Ended		through
	October 31, 2010	October 31, 2009	October 31, 2010
Operating Activities:
Net loss	$(463,770)	$(169,062)	$(1,707,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed capital for donated services	-	-	235,668
Common stock issued for services rendered	220,000	-	253,000
Bad debt expense	-	-	557,927
Change in fair value of derivatives	67,056		67,056
Amortization of debt discount	716	-	716
Changes in assets and liabilities:
Accounts payable -trade	30,286	15,486	59,805
Accounts payable - related party	78,207	141,706	253,601
Interest accrued on notes payable from related parties	1,621	-	1,763

Net Cash (Used in) Operating Activities	(65,884)	(11,870)	(277,914)
Investing Activities:
Note receivable - related party	-	-	(557,927)
Net Cash (Used in) Investing Activities	-	-	(557,927)
Financing Activities:
Proceeds from related party loans	66,500	10,930	87,430
Proceeds from common stock issued	-	-	749,400
Net Cash Provided by Financing Activities	66,500	10,930	836,830

Net Increase (Decrease) in Cash	616	(940)	989
Cash - Beginning of Period	373	4,113	-
Cash - End of Period	$989	$3,173	$989

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	-	-	-

Noncash Investing and Financing Activities:
Loss on extinguishing of debt owed to related parties recorded in additional paid-in capital	$374	$-	$374
Debt discount due to derivative liabilities	9,618	-	9,618

The accompanying notes are an integral part of these financial statements.

(1)            Organization and Description of Business

California Gold Corp. (“California Gold” or the “Company”) is a Nevada corporation in the exploration stage.  The Company was incorporated on April 19, 2004 as Arbutus Resources, Inc.  The Company was organized to be engaged in the acquisition and exploration of mineral properties.  On August 9, 2007, the Company changed its name to US Uranium, Inc.  On March 9, 2009, the Company changed its name to California Gold Corp.
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

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by FASB ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of October 31, 2010.

	October 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities	$-	$-	$78,811	$78,811

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

The Company’s activities through October 31, 2010, have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods, with a cumulative since inception loss of $1,707,450 as of October 31, 2010.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

(4)            Related Party Transactions

Between September 2009 and October of 2010, an officer and three stockholders loaned the Company an aggregate of $31,500 for working capital purposes.  The loans bore interest between 0% and 10%, matured between October 2010 and September 2011 and were unsecured.  In September 2010, two of the related party non-interest bearing loans, totaling $5,000, matured.  The two loans were modified in September 2010 whereby the maturity dates were extended from September 9, 2010 to September 9, 2011. The company evaluated the modification under FASB ASC 470-50 and determined they did not qualify as extinguishments of debt.

On October 13, 2010, the aforementioned loans issued to an officer and three stockholders by the Company in 2009 and 2010, totaling $31,500, were amended to require their mandatory conversion, without interest, at a conversion price of $0.025 per share upon the initial closing of a private placement offering in which the Company is currently engaged.  As of December 15, 2010, the initial closing had not occurred. In addition, the interest rates on all of the notes were reduced to zero and the accrued interest on the notes totaling $1,511 was forgiven.

The company evaluated the aforementioned loan modifications under FASB ASC 470-50 and determined the modifications qualified as an extinguishment of debt due to a substantive conversion option being added. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a capital transaction. A gain on the extinguishment of $1,511 was recorded as additional paid-in capital. The company also evaluated the conversion options under FASB ASC 815-15 for derivative treatment and determined the conversion options are not required to be accounted for as derivatives.

In June 2010, a stockholder loaned the Company $10,000 for working capital purposes.    The loan was unsecured, bore interest of 10 percent per annum, and was initially due in June 2011.  On September 16, 2010, this loan was modified whereby the interest rate was reduced to zero and the term of the loan was revised to September 2011. In addition, a conversion option was added whereby the note is convertible at the holder’s option at $0.03 and mandatorily convertible at a lower rate of $0.025 upon the initial closing of a private placement offering in which the Company is currently engaged. As of December 15, 2010, the initial closing had not occurred.

The company evaluated the aforementioned loan modification under FASB ASC 470-50 and determined the modification qualified as an extinguishment of debt due to a substantive conversion option being added. The company also evaluated the conversion option under FASB ASC 815-15 for derivative treatment and determined the conversion option is required to be accounted for as a derivative due to the conversion rate reset provision. The issuance date fair value of the conversion option was determined to be $2,137 (see Note 5). In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a capital transaction. A net loss on the extinguishment of $1,885 was recorded as additional paid-in capital.

On September 16, 2010, the Company issued related party convertible notes totaling $45,000 to an officer and two stockholders.  The convertible notes are non-interest bearing, mature in one year, and are convertible at the option of the borrower into common shares at a conversion rate of $0.03 per share. In addition, the notes are mandatorily convertible at a lower rate of $0.025 upon the initial closing of a private placement offering in which the Company is currently engaged. As of December 15, 2010, the initial closing had not occurred.

The company evaluated the aforementioned conversion options under FASB ASC 815-15 for derivative treatment and determined the conversion options are required to be accounted for as a derivative due to the conversion rate reset provisions. The issuance date fair value of the conversion options was determined to be $9,618 (see Note 5). This original fair value was recorded as a discount on the notes and is being amortized over the life of the notes using the effective interest rate method. During the nine months ended October 31, 2010, amortization of $716 was recorded on the discount.

(5)            Derivative Liabilities

As discussed in Note 4, $55,000 in outstanding convertible notes qualify for derivative treatment under FASB ASC 815-15 due to conversion rate reset provisions. The Company estimated the fair value of these liabilities on September 16, 2010 to be $11,755. $2,137 was included in the gain/loss determination for extinguished debt and $9,618 was recorded as a discount on the associated debt.

The derivative liabilities were fair valued on October 31, 2010 at $78,811 resulting in a loss on the change in fair value of $67,056 for the nine months ended October 31, 2010.

The Company used the Black-Scholes option pricing model to estimate the fair values with the following assumptions: the market price of the Company’s common stock on the measurement dates of $0.01 and $0.05, no expected dividend yield; expected volatilities ranging from 246% to 285%; risk-free interest rates of 0.25%; and expected terms ranging from 1 to 0.9 years.

(6)            Common Stock Warrants

A summary of the warrant activity during the nine months ended October 31, 2010, is as follows:

For the Nine Months Ended
October 31, 2010
Weighted
Average
Exercise
Description	Shares	Price
Outstanding at January 31, 2010	1,190,000	$0.75
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at October 31, 2010	1,190,000	$0.75

A summary of the status of warrants outstanding as of October 31, 2010, is presented below:

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life Years	Price	Exercisable	Price
$0.75	1,190,000	1.71	$0.75	1,190,000	$0.75

No warrants were granted during the nine months ended October 31, 2010.

(7)            Stockholders’ Deficit

On October 15, 2010, the Company hired an individual to provide consulting services to the Company for a period of three months.  The Company issued 4,000,000 common shares to the individual in payment for the services to be rendered.  The shares have a fair value of $220,000 and vested immediately.  The Company valued the shares based on market value on the date of the agreement, and recorded the value as stock-based compensation.

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

Mexivada - Aurotellurio

On October 7, 2010, we signed a letter of intent (“LOI”) with Mexivada Mining Corp. (“Mexivada”) to acquire an 80% interest in Mexivada’s La Viuda and La Viuda-1 concessions comprising its AuroTellurio tellurium-gold-silver property (the “Property”) in Moctezuma, Sonora, Mexico.  The transaction envisioned in the LOI is subject to legal and financial due diligence by us, which we expect to complete by the end this fiscal year.

RESULTS OF OPERATIONS

For the nine months ended October 31, 2010 and since our date of inception, we have not generated any revenues.

We incurred total operating expenses of $266,039 and $394,377 for the three and nine month periods ended October 31, 2010, respectively, as compared to total operating expenses of $63,290 and $169,063 for the three and nine month periods ended October 31, 2009, respectively. These expenses consisted of general and administrative expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports. These expenses consisted of professional and legal fees incurred in connection with the filing of periodic reports, SEC compliance filings, audit and accounting fees, and general corporate matters. We incurred mineral property expenses of $-0- for the three and nine month periods ended October 31, 2010, and 2009.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2010, we had $989 in our bank account.

On September 16, 2010, our sole officer and three of our stockholders loaned us a total of $55,000 for working capital purposes. These loans were evidenced by 0% convertible notes (1) convertible, at the option of the holder, at a price of $0.03 per share, or, on a mandatory basis, at the closing of our next private placement of our securities resulting in gross proceeds to us of at least $500,000 at a price of $0.025 per share, or (2) to be repaid on or before the first anniversary of the date of issuance (unless otherwise extended), whichever occurs first.

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

We do not have sufficient funds on hand to pursue our business objectives for the near future, to commence operations or to complete, if we decide to do so, the acquisition of the Aurotellurio Preperty without seeking additional funding. We expect to obtain such funding through the private placement of our securities.

We have minimal operating costs and expenses at the present time due to our limited business activities. We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses and to complete, if we decide to do so, the acquisition of the Aurotellurio Preperty, and we expect do so in connection with or in anticipation of other possible acquisition transactions. This financing may take the form of additional sales of our equity securities to, or loans from, our sole officer, existing stockholders, or additional third parties. There is no assurance, however, that additional financing will be available at all or on terms favorable to us.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2010, audited financial statements and notes thereto, which can be found in our Form 10-K filing on the SEC website at www.sec.gov under our SEC File Number 333-134549.

ITEM 4.  CONTROLS AND PROCEDURES

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of October 31, 2010; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Date: December 16, 2010	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal
Executive Officer, Principal
Financial Officer