Form 10-K/A
period 2010-01-31
CALIFORNIA GOLD CORP.
filed 2011-03-02
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 2
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: January 31, 2010
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to   _______________________

Commission file number                                     333-134549

                                       CALIFORNIA GOLD CORP.
 (Exact name of small business issuer as specified in its charter)

Nevada	83-0483725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4515 Ocean View Blvd., Suite 305, La Cañada, CA	91011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (818) 542-6891
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
Yes ☐   No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE:

This Form 10-K/A, Amendment No. 2 is being filed by California Gold Corp., formerly known as US Uranium, Inc. (the “Company”), to amend its Annual Report on Form 10-K for the fiscal year ended January 31, 2010, filed with the Securities and Exchange Commission (the “Commission”) on May 17, 2010, as amended by Amendment No. 1 to the Form 10-K filed with the Commission on July 1, 2010 to indicate that the Utah accountancy license of Davis Accounting Group, P.C., the auditing firm that audited the financial statements of the Company for the years ended January 31, 2010 and 2009 (the “2010 and 2009 Financial Statements”), had expired as of September 30, 2008 and that, therefore, the 2010 and 2009 Financial Statements are now not considered by the Commission to be audited.  The Commission has required that each column of each of the Financial Statements in this Amendment No. 2 be labeled “Not Audited.”

The Company’s current auditor, MaloneBailey, LLP, is re-auditing the 2010 and 2009 Financial Statements and the Company will file those re-audited financial statements along with MaloneBailey, LLP’s report as soon as practicable.

New certifications of our principal executive and financial officer are included as exhibits to this amendment.

PART II

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our financial statements are included beginning immediately following the signature page to this report.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of California Gold Corp. are listed on the Index to Financial Statements on this Amendment No. 2 to the Annual Report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Amendment No. 2 to the Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization, dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp.(1)

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (2)

3.2	3.2	By-Laws of Registrant (3)

3.3	3.1	Certificate of Amendment to Articles of Incorporation of Registrant (7)

10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007 (1)

10.2	10.1	Securities Purchase Agreement, dated as of June 22, 2007, among the Registrant, certain purchasers and Gottbetter & Partners, LLP as escrow agent (4)

10.3	10.2	Form of Debenture, dated June 22, 2007 (4)

10.4	10.3	Bridge Loan And Control Share Pledge And Security Agreement, dated as of June 22, 2007, among and the Registrant and Cromwell Uranium Holdings, Inc. (4)

Exhibit No.	SEC Report Reference Number	Description

10.5	10.4	Bridge Loan Promissory Note, dated June 22, 2007 (4)

10.6	10.5	Pledge and Escrow Agreement, dated as of June 22, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Gottbetter & Partners, LLP as escrow agent (4)

10.7	10.2	Monmouth Agreement, dated June 12, 2007, between the Registrant and Yvon Gagne (1)

10.8	10.3	Elliot Lake South Project Agreement, dated June 12, 2007, between the Registrant and 2060014 Ontario, Ltd. (1)

10.9	10.4	Longlac Project Agreement, dated June 12, 2007, between the Registrant and 2060014 Ontario, Ltd. (1)

10.10	10.10	Employment Agreement, dated July 11, 2007, between the Registrant and Robert McIntosh(1)

10.11	10.11	Employment Agreement, dated July 11, 2007, between the Registrant and David Naylor(1)

10.12	10.12	Employment Agreement, dated July 11, 2007, between the Registrant and Graeme Scott (1)

10.13	10.13	Escrow Agreement, dated July 11, 2007, among the Registrant, Robert McIntosh and Gottbetter & Partners, LLP, as escrow agent(1)

10.14	10.14	Split-Off Agreement, dated July 11, 2007, among the Registrant, Arbutus Leaseco Inc., Karen Law and Lyle Smith (1)

10.15	10.15	General Release Agreement, dated July 11, 2007, among the Registrant, Karen Law, Lyle Smith, Arbutus Leaseco, Inc., and Cromwell Uranium Holdings, Inc. (1)

10.16	10.16	Form of Lockup Letter, dated July 11, 2007 (1)

10.17	10.17	Form of Investor Warrant, dated July 11, 2007 (1)

10.18	10.18	Form of Option Agreement (1)

10.19	10.1	Reversal Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

Exhibit No.	SEC Report Reference Number	Description

10.20	10.2	Reversal Loan and Control Share Pledge and Security Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.21	10.3	Form of Reversal Loan Promissory Note(5)

10.22	10.4	Security Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.23	10.5	Pledge and Escrow Agreement between the Registrant, Robert McIntosh, Cromwell Uranium Holdings, Inc. and Gottbetter & Partners, LLP, as escrow agent(5)

10.24	10.1	Restricted Stock Purchase Agreement between the Registrant and James D. Davidson (6)

10.25	10.1	Form of Subscription Agreement (8)

14.1	14.1	Code of Ethics (1)

16.1	16.1	Letter on Change in Certifying Accountant, dated July 13, 2007 from Dale Matheson Carr-Hilton Labonte Chartered

21	*	List of Subsidiaries

31.1/31.2	*	Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

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

CALIFORNIA GOLD CORP.

Dated: March __, 2011	By:	/s/ James D. Davidson
James D. Davidson, President, Chief Executive Officer and Chief Financial Officer

PART IV – FINANCIAL INFORMATION

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
 (AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009

(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF JANUARY 31, 2010, AND 2009

	Not Audited	Not Audited
	2010	2009

ASSETS

Current Assets:
Cash	$373	$4,113
Total Current Assets	373	4,113

Total Assets	$373	$4,113

LIABILITIES AND STOCKHOLDERS'(DEFICIT)

Current Liabilities:
Accounts payable - Trade	$204,913	$7,365
Due to related party	21,072	-
Total Current Liabilities	225,985	7,365
Total Liabilities	225,985	7,365

Stockholders'(Deficit):
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 58,063,000 and 58,313,000 shares issued and outstanding in 2010, and 2009, respectively	58,063	58,313
Additional paid-in capital	960,005	959,755
(Deficit) accumulated during the exploration stage	(1,243,680)	(1,021,320)
Total Stockholders'(deficit)	(225,612)	(3,252)
Total Liabilities and Stockholers'( Deficit)	$373	$4,113

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED JANUARY 31, 2010, AND 2009
AND CUMULATIVE FROM INCEPTION (APRIL 19, 2004 ) THROUGH JANAUARY 31, 2010

	Not Audited	Not Audited	Not Audited
			Cumulative
			From
	2010	2009	Inception

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Margin	-	-	-

Operating Expenses
Mineral property expenses	-	-	27,206
Bad debt expense	-	557,927	557,927
General and administrative	222,219	25,057	658,425
Total Operating Expenses	222,219	582,984	1,243,558
Income (Loss) from Operations	(222,219)	(582,984)	(1,243,558)

Other Income (Expenses):
Interest income	1	19	20
Interest expenses	(142)	-	(142)
Total Other Income(Expenses)	(141)	19	(122)
Income(Loss) before Income Taxes	(222,360)	(582,965)	(1,243,680)
Provision for Income Taxes	-	-	-
Net (Loss)	$(222,360)	$(582,965)	$(1,243,680)
(Loss) Per Common Share:
(Loss) per common share- Basic and Diluted	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Oustanding- Basic and Diluted	58,147,932	57,797,932

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS'(DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (APRIL 19, 2004) THROUGH JANUARY 31, 2010

	Not Audited	Not Audited	Not Audited	Not Audited	Not Audited
				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total
Balance - April 19, 2004	-	$-	$-	$-	$-
(Net ) Loss for the period	-	-	-	-	-
Balance - January 31, 2005	-	$-	$-	$-	$-
Common stock issued for cash	46,990,000	46,990	(39,590)	-	7,400
Common stock issued for cash	6,985,000	6,985	4,015	-	11,000
Common stock issued for cash	1,778,000	1,778	54,222	-	56,000
(Net ) Loss for the period	-	-	-	(29,275)	(29,275)
Balance - January 31, 2006	55,753,000	$55,753	$18,647	$(29,275)	$45,125
(Net ) Loss for the period	-	-	-	(21,158)	(21,158)
Balance - January 31, 2007	55,753,000	$55,753	$18,647	$(50,433)	$23,967
Common stock issued for services	12,700,000	12,700	(10,700)	-	2,000
Cancellation of common stock	(44,450,000)	(44,450)	44,450	-	-
Common stock issued for expenses paid by officer	31,000,000	31,000	-	-	31,000
Common stock issued to convertible debenture holder	1,190,000	1,190	593,810	-	595,000
Contributed capital/Donated services	-	-	235,668	-	235,668
Common stock issued for cash	120,000	120	59,880	-	60,000
(Net ) Loss for the period	-	-	-	(387,922)	(387,922)
Balance - January 31, 2008	56,313,000	$56,313	$941,755	$(438,355)	$559,713
Cancellation of common stock	(2,000,000)	(2,000)	2,000	-	-
Common stock issued for cash	4,000,000	4,000	16,000	-	20,000
(Net ) Loss for the period	-	-	-	(582,965)	(582,965)
Balance - January 31, 2009	58,313,000	$58,313	$959,755	$(1,021,320)	$(3,252)
Cancellation of common stock	(250,000)	(250)	250	-	-
(Net ) Loss for the period	-	-	-	(222,360)	(222,360)
Balance - January 31, 2010	58,063,000	$58,063	$960,005	$(1,243,680)	$(225,612)

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED JANAUARY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (APRIL 19, 2004)
THROUGH JANAUARY 31, 2010

	Not Audited	Not Audited	Not Audited
			Cumulative
			From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(222,360)	$(582,965)	$(1,243,680)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Contributed capital/Donated services	-	-	235,668
Common stock issued for services/expenses provided/paid	-	-	33,000
Changes in assets and liabilities-
Accounts payable - Trade	197,548	6,568	204,913
Accrued liabilities	142	-	142
Allowance for bad debt	-	557,927	557,927

Net Cash (Used in) Operating Activities	(24,670)	(18,470)	(212,030)

Investing Activities:
Note receivable- Related party	-	-	(557,927)
Net Cash (Used in) Investing Activities	-	-	(557,927)

Financing Activities:
Proceeds from related party loans	20,930	-	20,930
Proceeds from common stock issued	-	20,000	749,400
Net Cash Provided by Financing Activities	20,930	20,000	770,330
Net Increase (Decrease) in Cash	(3,740)	1,530	373
Cash- Beginning of Period	4,113	2,583	-
Cash- End of Period	$373	$4,113	$373

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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