Form 10-K/A
period 2010-01-31
CALIFORNIA GOLD CORP.
filed 2011-05-17
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 3
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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE:

This Form 10-K/A, Amendment No. 3 (“Amendment No. 3”) is being filed by California Gold Corp., formerly known as US Uranium, Inc. (the “Company”), to amend its Annual Report on Form 10-K for the fiscal year ended January 31, 2010, filed with the Securities and Exchange Commission (the “Commission”) on May 17, 2010, as amended by Amendment No. 1 to the Form 10-K filed with the Commission on July 1, 2010 and by Amendment No. 2 to the Form 10-K filed with the Commission on March 2, 2011 ( “Amendment No. 2”).

As indicated in the explanatory note to Amendment No. 2, the Utah accountancy license of Davis Accounting Group, P.C. (“DAC”), the auditing firm that audited the financial statements of the Company for the years ended January 31, 2010 and 2009 (the “2010 and 2009 Financial Statements”), had expired as of September 30, 2008 and, thus, the 2010 and 2009 Financial Statements audited by DAC were not considered by the Commission to have been audited.

The Company’s current auditor, MaloneBailey, LLP, has re-audited the 2010 and 2009 Financial Statements and the Company is filing those re-audited financial statements along with MaloneBailey, LLP’s report and a revised Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 3.

New certifications of our principal executive and financial officer are included as exhibits to this Amendment No. 3.

PART II

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We incurred total operating expenses of $182,380 and $75,081 for the years ended January 31, 2010, and 2009, respectively. These expenses increased in the fiscal year ended January 31, 2010, primarily as a result of costs related to prior period restatements.  General and administrative expenses increased to $182,380 in the fiscal year ended January 31, 2010, from $75,081 in the fiscal year ended January 31, 2009.  These expenses in the fiscal year ended January 31, 2010, consisted primarily of accounting and legal costs relating to the preparation and filing of our periodic reports and the re-auditing of our 2007, 2008, and 2009 year-end financial statements, while in the fiscal year ended January 31, 2009, we did not have any re-audit costs.

Our net losses for years ended January 31, 2010, and 2009 were $(182,521) and $(75,062), respectively.

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

Exhibits

The following Exhibits are being filed with this Amendment No. 2 to the Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization, dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp.(1)

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (2)

3.2	3.2	By-Laws of Registrant (3)

3.3	3.1	Certificate of Amendment to Articles of Incorporation of Registrant (7)

10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007 (1)

10.2	10.1	Securities Purchase Agreement, dated as of June 22, 2007, among the Registrant, certain purchasers and Gottbetter & Partners, LLP as escrow agent (4)

10.3	10.2	Form of Debenture, dated June 22, 2007 (4)

10.4	10.3	Bridge Loan And Control Share Pledge And Security Agreement, dated as of June 22, 2007, among and the Registrant and Cromwell Uranium Holdings, Inc. (4)

10.5	10.4	Bridge Loan Promissory Note, dated June 22, 2007 (4)

10.6	10.5	Pledge and Escrow Agreement, dated as of June 22, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Gottbetter & Partners, LLP as escrow agent (4)

10.7	10.2	Monmouth Agreement, dated June 12, 2007, between the Registrant and Yvon Gagne (1)

10.8	10.3	Elliot Lake South Project Agreement, dated June 12, 2007, between the Registrant and 2060014 Ontario, Ltd. (1)

10.9	10.4	Longlac Project Agreement, dated June 12, 2007, between the Registrant and 2060014 Ontario, Ltd. (1)

10.10	10.10	Employment Agreement, dated July 11, 2007, between the Registrant and Robert McIntosh (1)

10.11	10.11	Employment Agreement, dated July 11, 2007, between the Registrant and David Naylor (1)

10.12	10.12	Employment Agreement, dated July 11, 2007, between the Registrant and Graeme Scott (1)

Exhibit No.	SEC Report Reference Number	Description

10.13	10.13	Escrow Agreement, dated July 11, 2007, among the Registrant, Robert McIntosh and Gottbetter & Partners, LLP, as escrow agent (1)

10.14	10.14	Split-Off Agreement, dated July 11, 2007, among the Registrant, Arbutus Leaseco Inc., Karen Law and Lyle Smith (1)

10.15	10.15	General Release Agreement, dated July 11, 2007, among the Registrant, Karen Law, Lyle Smith, Arbutus Leaseco, Inc., and Cromwell Uranium Holdings, Inc. (1)

10.16	10.16	Form of Lockup Letter, dated July 11, 2007 (1)

10.17	10.17	Form of Investor Warrant, dated July 11, 2007 (1)

10.18	10.18	Form of Option Agreement (1)

10.19	10.1	Reversal Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.20	10.2	Reversal Loan and Control Share Pledge and Security Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.21	10.3	Form of Reversal Loan Promissory Note (5)

10.22	10.4	Security Agreement between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.23	10.5	Pledge and Escrow Agreement between the Registrant, Robert McIntosh, Cromwell Uranium Holdings, Inc. and Gottbetter & Partners, LLP, as escrow agent (5)

10.24	10.1	Restricted Stock Purchase Agreement between the Registrant and James D. Davidson (6)

10.25	10.1	Form of Subscription Agreement (8)

14.1	14.1	Code of Ethics (1)

16.1	16.1	Letter on Change in Certifying Accountant, dated July 13, 2007 from Dale Matheson Carr-Hilton Labonte Chartered

21	*	List of Subsidiaries

Exhibit No.	SEC Report Reference Number	Description

31.1/31.2	*	Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

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

CALIFORNIA GOLD CORP.

Dated: May 16, 2011	By:	/s/ James D. Davidson
James D. Davidson, President, Chief Executive Officer and Chief Financial Officer

PART IV – FINANCIAL INFORMATION

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
 (AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of January 31, 2010 and 2009 (restated)	F-3

Statements of Expenses for the Years Ended January 31, 2010 and 2009 (restated) and for the period from April 19, 2004 (inception) through January 31, 2010	F-4

Statement of Changes in Stockholders’ Deficit for the period from April 19, 2004 (inception) through January 31, 2010	F-5

Statements of Cash Flows for the Years Ended January 31, 2010 and 2009 (restated) and for the period from April 19, 2004 (inception) through January 31, 2010	F-6

Notes to the Financial Statements for January 31, 2010 and 2009 (restated)	F-7 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
California Gold Corp.
(An Exploration Stage Company)
La Cañada, California

We have audited the accompanying  balance sheets of California Gold Corp. (an exploration stage company) (the “Company”) as of January 31, 2010 and 2009, and the related statements of expenses, shareholders’ deficit, and cash flows for the years then ended and for the period from April 19, 2004 (inception) to January 31, 2010. These financial statements are the responsibility of California Gold Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Gold Corp. as of January 31, 2010 and 2009 and the results of its expenses and its cash flows for the years then ended and for the period from April 19, 2004 (inception) to January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, errors resulting in an understatement of liabilities and an overstatement of assets were discovered by management in May 2011.  Accordingly, adjustments have been made as of, to correct the error.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

May 16, 2011

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	January 31, 2010 (Restated)	January 31, 2009 (Restated)

ASSETS

Current assets:
Cash	$373	$4,113
Total current assets	373	4,113

Total assets	$373	$4,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$29,519	$47,204
Accounts payable - related party	175,394	-
Notes and interest payable- related party	21,072	-
Total current liabilities	225,985	47,204
Total liabilities	225,985	47,204

Stockholders' (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; no shares issued and outstanding at January 31, 2010 and January 31, 2009	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 58,063,002 and 58,313,002 shares issued and outstanding at January 31, 2010 and January 31, 2009, respectively	58,063	58,313
Additional paid-in capital	960,005	959,755
Deficit accumulated during the exploration stage	(1,243,680)	(1,061,159)
Total stockholders' deficit	(225,612)	(43,091)
Total liabilities and stockholders' deficit	$373	$4,113

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF EXPENSES

	Year Ended January 31, 2010	Year Ended January 31, 2009 (Restated)	April 19, 2004 (Inception) to January 31, 2010 (Restated) (Unaudited)

Expenses
Mineral property expenses	$-	$-	$25,650
Bad debt expense	-	-	559,483
General and administrative	182,380	75,081	658,425
Total operating expenses	182,380	75,081	1,243,558
Loss from operations	(182,380)	(75,081)	(1,243,558)

Other income (expenses):
Interest income	1	19	20
Interest expense	(142)	-	(142)
Total other income (expenses)	(141)	19	(122)
Net loss	$(182,521)	$(75,062)	$(1,243,680)
Loss per common share:
Loss per common share-basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding-basic and diluted	58,148,618	57,009,798

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 19, 2004 (Inception) to JANUARY 31, 2010

						Deficit
						Accumulated
					Additional	During the
	Common Stock		Preferred Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance - April 19, 2004 (inception)	-	$-	-	$-	$-	$-	$-
Loss for the year ended January 31, 2005	-	-	-	-	-	-	-
Balance - January 31, 2005	-	$-	-	$-	$-	$-	$-
Common stock issued for cash	46,990,000	46,990	-	-	(39,590)	-	7,400
Common stock issued for cash	6,985,000	6,985	-	-	4,015	-	11,000
Common stock issued for cash	1,778,000	1,778	-	-	54,222	-	56,000
Loss for the year ended January 31, 2006	-	-	-	-	-	(29,275)	(29,275)
Balance - January 31, 2006	55,753,000	$55,753	-	$-	$18,647	$(29,275)	$45,125
Loss for the year ended January 31, 2007	-	-	-	-	-	(21,158)	(21,158)
Balance - January 31, 2007	55,753,000	$55,753	-	$-	$18,647	$(50,433)	$23,967
Common stock issued for services	12,700,000	12,700	-	-	(10,700)	-	2,000
Cancellation of common stock	(44,450,000)	(44,450)	-	-	44,450	-	-
Common stock issued for expenses paid by officer	31,000,002	31,000	-	-	-	-	31,000
Common stock issued for convertible debentures	1,190,000	1,190	-	-	593,810	-	595,000
Contributed capital for donated services	-	-	-	-	235,668	-	235,668
Loss for the year ended January 31, 2008	-	-	-	-	-	(935,664)	(935,664)
Balance - January 31, 2008 – RESTATED, Unaudited	56,193,002	$56,193	-	$-	$881,875	$(986,097)	$(48,029)
Cancellation of common stock	(2,000,000)	(2,000)	-	-	2,000	-	-
Common stock issued for cash	4,000,000	4,000	-	-	16,000	-	20,000
Common stock issued for cash	120,000	120	-	-	59,880	-	60,000
Loss for the year ended January 31, 2009	-	-	-	-	-	(75,062)	(75,062)
Balance - January 31, 2009- RESTATED	58,313,002	$58,313	-	$-	$959,755	$(1,061,159)	$(43,091)
Cancellation of common stock	(250,000)	(250)	-	-	250	-	-
Loss for the year ended January 31, 2010	-	-	-	-	-	(182,521)	(182,521)
Balance - January 31, 2010	58,063,002	$58,063	-	$-	$960,005	$(1,243,680)	$(225,612)

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Year Ended January 31, 2010	Year Ended January 31, 2009	April 19, 2004 (Inception) to January 31, 2010 (RESTATED) (Unaudited)
Cash flows from operating activities:
Net loss	$(182,521)	$(75,062)	$(1,243,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	268,668
Changes in operating assets and liabilities:
Accounts payable – trade	(17,685)	(825)	(27,898)
Accounts payable - related party	175,394	-	175,394
Interest accrued on notes payable from related parties	142	-	142
Net cash used in operating activities	(24,670)	(75,887)	(827,374)
Cash flows from investing activities:
	-	-	-
Net cash used in investing activities	-	-	-
Cash flows from financing activities:
Proceeds from related party loans	20,930	-	20,930
Proceeds from issuance of convertible debentures			595,000
Proceeds from the issuance of common stock	-	80,000	211,817
Net cash provided by financing activities	20,930	80,000	827,747
Net increase (decrease) in cash	(3,740)	4,113	373
Cash - beginning of period	4,113	-	-
Cash - end of period	$373	$4,113	$373

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash investing and financing activities:
Common stock issued for convertible debt	$-	$-	$595,000
Common stock cancellation	$250	$2,000	$46,700

The accompanying notes are an integral part of these financial statements.

CALIFORNIA GOLD CORP.
(FORMERLY US URANIUM, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010 AND 2009

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

California Gold Corp. (“California Gold” or the “Company”) is a Nevada corporation whose principal focus is the identification, acquisition, and development of rare and precious metals mining properties in the Americas. The Company is still in the exploration stage and has not generated any revenues from its mining properties to date. The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

The Company was incorporated on April 19, 2004 under the name of Arbutus Resources, Inc. On August 9, 2007, the Company changed its name to US Uranium, Inc. On March 9, 2009, the Company changed its name to California Gold Corp.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2010 and 2009, and the reported revenues and expenses for the years ended January 31, 2010 and 2009 and for the period from April 19, 2004 (inception) to January 31, 2010. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation and, at times, balances may exceed government insured limits. The Company has never experienced any losses related to these balances.

Mineral Rights, Exploration and Development Costs

Mineral claims and rights include acquired interests in production, development and exploration stage properties. The mineral rights are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserves, the exploration costs, along with mine development cost, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrants and convertible derivative financial instruments, the Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as a liability or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

The Company measures fair value in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Stock-Based Compensation

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under FASB ASC Topic 718, Compensation – Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

The Company also adopted FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, to account for equity instruments issued to parties other than employees for acquiring goods or services. Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

For the years ended January 31, 2010 and 2009, the Company did not issue any share-based payments to employees.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of expenses for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Net Earnings (Loss) per Common Share

Basic net earnings (loss) per share are computed by dividing the net earnings (loss) attributable to the common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

NOTE 3 – RESTATEMENT

The notes to the financial statements for the years ended January 31, 2010, and 2009 were amended to present the disclosure of certain outstanding warrants to purchase shares of common stock that resulted from the conversion of certain convertible debentures into debenture units [see Note 5].  Each debenture unit consisted of one common share, and one detachable common stock purchase warrant. The correction of the disclosure in the notes to financial statements had no impact on the financial statements for the periods presented.

A $557,927 loan written off as bad debt expense in January 2009 was adjusted to be expensed in January 2008.

$47,232 in various accounts payable were recorded in February 2009; however, they related to fiscal year 2008 (fiscal year ended January 2009).  Accounts payable was adjusted in January 2008.

NOTE 4 – CONVERTIBLE DEBENTURES AND WARRANTS

On June 22, 2007, and June 28, 2007, the Company issued a series of convertible debentures (the “Debentures”).  In connection with a failed merger attempt in 2007 (the “Merger), the money was loaned to the proposed merger partner and warrants were issued in connection with the conversion of the loans into common stock.  These warrants remain outstanding.

A summary of the status of the 2007 warrants granted as of January 31, 2010 and 2009 is as follows:

		Average
		Exercise
Description	Shares	Price

Outstanding at January 31, 2008	1,190,000	$0.75
Outstanding at January 31, 2009	1,190,000	$0.75
Outstanding at January 31, 2010	1,190,000	$0.75

A summary of the status of 2007 warrants outstanding as of January 31, 2010 is presented below:

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life Years	Price	Exercisable	Price
$0.75	1,190,000	2.46	$0.75	1,190,000	$0.75

NOTE 5 – COMMON STOCK

On July 5, 2007, the Company effected a forward split of its common stock on the basis of 6.35 shares for each share issued and outstanding. The accompanying financial statements and all share information in these footnotes have been adjusted on a retroactive basis to reflect the impact of this forward stock split.

During July 2005, the Company issued 46,990,000 shares to its founders for $7,400 in cash.

During July 2005, the Company issued 6,985,000 shares for $11,000.

During August 2005, the Company issued 1,778,000 shares for $56,000.

On May 29, 2007, the Company issued 12,700,000 shares to its former officers for services provided. The common stock was valued at $2,000.

Pursuant to a merger agreement, the Company cancelled 44,450,000 shares and issued 31,000,000 shares to a merger partner stockholder. As a result of cancelling and unwinding the Merger, those 31,000,000 shares were cancelled.

In connection with the terms of the Merger, and cancellation and reversal of the Merger, an officer and director of the Company made advances to, and incurred expenses on behalf of the Company of $31,000.  The Company reimbursed this officer by issuing 31,000,000 shares.
In August 2007, the Company issued 1,190,000 shares as a result of the conversion of the Debentures, in the amount of $595,000.

For the period ended January 31, 2008, the Company recognized a total of $235,668 for donated consulting services. The consulting services were performed by third parties in connection with the acquisition of Holdings, and with the reversal of the acquisition of Holdings. The third parties made the determination to forgive the Company’s liability. The forgiveness of debt was recorded as contributed capital.

During February 2008, the Company issued 120,000 shares for $60,000.

During the year ended January 31, 2009, the Company cancelled 2,000,000 shares.

On September 18, 2008, the Company issued 4,000,000 shares for $20,000.

During the year ended January 31, 2010, the Company cancelled 250,000 shares.

NOTE 6 – INCOME TAXES

No provision for federal income taxes has been recognized for the years ended January 31, 2010 and 2009, as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential. Income tax benefit differs from the amount computed at the federal statutory rate of 35% for the years ended January 31, 2010 and 2009 as follows:

The Company had deferred income tax assets as of January 31, 2010 and 2009 as follows:

	2010	2009

Loss carryforwards	$240,014	$176,131
Less - Valuation allowance	(240,014)	(176,131)
Total net deferred tax assets	$-	$-

The Company had net operating loss carryforwards for income tax reporting purposes of $685,753 and $503,232 as of January 31, 2010 and 2009, respectively, that may be offset against future taxable income. These net operating loss carryforwards may be carried forward in varying amounts until the time when they begin to expire in 2026 through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

NOTE 7 – RELATED PARTY TRANSACTIONS

At January 31, 2010 and 2009, the Company owed $175,394 and 0, respectively, to certain stockholders for legal fees.

In September and October of 2009, an officer and three stockholders loaned the Company $10,000. The loans are non-interest bearing, and are payable at the time of closing of a subsequent private placement offering.

In December of 2009, an officer and three stockholders loaned the Company a total of $10,000 for working capital purposes. The loans are unsecured, bear interest at 10% per annum, and are payable in December 2010.

NOTE 8 – SUBSEQUENT EVENTS

On March 5, 2010, the chief executive officer and director of the Company loaned $3,000 to the Company for working capital purposes. The loan is unsecured, bears interest at 10% per annum, and is due on March 5, 2011.

On March 5, 2010, a stockholder of the Company loaned $3,000 to the Company for working capital purposes. The loan is unsecured, bears interest at 10% per annum, and is due on March 5, 2011.

On March 22, 2010, a stockholder of the Company loaned $3,000 to the Company for working capital purposes. The loan is unsecured, bears interest at 10% per annum, and is due on March 22, 2011.

On March 23, 2010, a stockholder of the Company loaned $2,500 to the Company for working capital purposes. The loan is unsecured, bears interest at 10% per annum, and is due on March 23, 2011.