Form 10-K
period 2011-01-31
CALIFORNIA GOLD CORP.
filed 2011-05-17
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: January 31, 2011
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
Yes ☐   No ☒

As of May 9, 2011, there were 93,201,260 shares of the registrant’s common equity outstanding.  On July 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter,  8,352,127 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $167,042, based on the last sale price of $0.02 per share of the common stock on or nearest to that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

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

All references in this Form 10-K to “California Gold,” ” the “Company,” “we,” “us” or “our” are to California Gold Corp.

PART I

ITEM 1.  BUSINESS

Overview

California Gold is an exploration stage mining company whose principal focus is the identification, acquisition and development of rare and precious metals mining properties in the Americas.

Our primary focus is on the exploration and development of the La Viuda Concessions south of Moctezuma, Sonora, Mexico, where, we believe, deposits of tellurium, gold and silver may exist in economically minable quantities.  We are still in the exploration stage and have not generated any revenues from our mining properties in Mexico.

The Mexivada Property Option Agreement

On February 11, 2011, we entered into a property option agreement (the “AuroTellurio Option Agreement”) with Mexivada Mining Corp. (“Mexivada”) to acquire up to an 80% interest in Mexivada’s La Viuda and La Viuda-1 concessions comprising its AuroTellurio tellurium-gold-silver property (the “La Viuda Concessions,” the “AuroTellurio Property” or, the “Property”) south of Moctezuma, Sonora, Mexico.

Under the terms of the AuroTellurio Option Agreement, we will acquire up to an 80% legal and beneficial ownership interest in the AuroTellurio Property by, in addition to making certain cash payments and share issuances to Mexivada (as discussed above), incurring up to $3,000,000 in cumulative exploration expenditures on the Property over a four year period at an investment rate of at least $750,000 per year.  We will earn a 20% vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement by investing $750,000 in an exploration program (the “Exploration Program”) and up to an additional 60% interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program in each of the following three years, or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement.  Each 20% interest will vest earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled.

The La Viuda Concessions

The La Viuda Concessions (discussed in greater detail below), which cover approximately 18,840 acres (7,624 hectares) south of Moctezuma, Sonora Mexico, comprise two exploration concessions granted by the Mexican government to Compania Minera Mexivada, S.A. de C.V., a wholly owned subsidiary of Mexivada.  The La Viuda 1 concession surrounds a number of other mining concessions, including the La Viuda concession and a concession where the La Bambolla mine (“La Bambolla Concession”) is located.

La Bambolla

The La Bambolla Concession is owned by Minera Teloro, S.A. de C.V., a Mexican company reported in the past to be a subsidiary of First Solar, Inc. (“First Solar”).  First Solar is a U.S. based company that manufactures and sells photovoltaic (PV) solar power systems and solar modules based on a thin film technology using cadmium telluride (CdTe) as a semiconductor.  Cadmium telluride is a compound made up of cadmium (Cd) and tellurium (Te).

A report in the Sonora Geological-Mining Monograph published by the Consejo de Recursos Minerales ("CRM") describes the La Bambolla vein system as being a 2-meter thick quartz-pyrite-hematite-gold system that averages 4.0 g/ton gold and 5 g/ton silver, respectively.

The La Bambolla mine on the La Bambolla concession was active during the 1960s. We have obtained geological and assay data from channel samples taken in the La Bambolla underground workings in 1986.  More than 500 channel samples taken in the underground workings of the La Bambolla mine show the presence of gold and tellurium. The gold grades are in the 0.03 to 4.90 oz/ton range, and average about 0.46 oz/ton Au.  The tellurium grades range from 0.01 to 3.26%, and average 0.25 % Te. The tellurium content of these samples in parts per million (ppm) ranges from 100 to 32,600 ppm, and averages 2,500 ppm.  These samples were not assayed for silver. Reportedly, the La Bambolla mine dumps also contain visible native tellurium as well as tellurite and sonoraite, which are secondary tellurium minerals.

Tellurium

Tellurium is a relatively rare element in the same chemical family as oxygen, sulfur, selenium, and polonium.  Of these, oxygen and sulfur are nonmetals, polonium is a metal, and selenium and tellurium are semiconductors (i.e., their electrical properties are between those of a metal and an insulator).  Nevertheless, tellurium, as well as selenium, is often referred to as a metal when in elemental form.  Tellurium production is mainly a by-product of copper processing.  The 1960's brought growth in thermoelectric applications for tellurium, as well as its use in free-machining steel, which became the dominant use.  Tellurium has been increasingly used in the production of cadmium-tellurium-based solar cells. Some of the highest efficiencies for electric power generation have been obtained by using this material1.  The average price for tellurium in US dollars per kilogram increased from $89 in 2006 to $210 in 20102.  This increase in price is attributed to an increase in the production of thin film semiconductor solar cells.

 1 US Geological Survey, Mineral Commodity Summaries, January 2011.
2 For 2006, the price listed was the average price published by Mining Journal for United Kingdom lump and powder, 99.95% tellurium. In 2010, the price listed was the average price published by Metal-Pages for 99.95% tellurium.

In 2008, approximately 450 to 500 metric tons of refined tellurium were produced as a result of mining and processing ores derived from primary sources. Japan and Belgium have been the leading producers of these metals, which are recovered from copper concentrates and residues purchased primarily from mining operations in Africa, Asia, Australia, and South America. China is also a large purchaser from these regions and also produces the metals from domestic mining operations. Although some of the tellurium metal is recovered from a few gold and silver deposits with anomalously high levels of tellurium content, nearly all the world’s tellurium metal produced from ore deposits depends on profitable recovery from residues (slimes) produced during the refining of copper to copper cathode.  This copper cathode is derived from the mining of copper sulfide ore from polymetallic ore bodies (for example, the Sudbury nickel district), and from lead and zinc operations. The content of tellurium metal in copper concentrate is generally below 100 ppm. The metal is commercially profitable to recover only when concentrated in residues collected from copper refineries and treated for the recovery of other metals of value, which generally include antimony and precious metals such as gold, palladium, platinum, and silver3.

According to the U.S. Geological Survey, more than 90% of tellurium is produced from anode slimes collected from electrolytic copper refining, and the remainder is derived from skimmings at lead refineries and from flue dusts and gases generated during the smelting of bismuth, copper, and lead ores. In copper production, tellurium is recovered only from the electrolytic refining of smelted copper. Increasing use of the leaching solvent extraction-electrowinning processes for copper extraction, which does not capture tellurium, has limited the projected future supply of tellurium from certain types of copper deposits.  This expected decrease in these sources of tellurium supply has led to the exploration for other sources of tellurium, including deposits containing pure concentrations of tellurium and concentrations combined with gold and silver such as those indicated in the historical data from the La Bambolla Concession and those believed to be present in the La Viuda Concessions as well.

The AuroTellurio Property Exploration Program

In order to earn each 20% interest in the La Viuda Concessions, we will be required to invest a minimum of US $750,000 per year in an exploration program for the AuroTellurio Property.  To this end, we have contracted the services of a geologist familiar with the characteristics of gold-tellurium deposits.  This geologist has prepared a preliminary, nine-month Phase 1 exploration program for the AuroTellurio Property that includes geological mapping, geophysical surveying, drill site location, drilling, sampling, and assaying of surface and drill core samples.  He will also prepare a NI 43-101 compliant technical report. Timetables for these exploration activities are being developed and costs for the recommended exploration program are currently being determined.  This exploration program will begin as soon as the Closing takes place.

 3. This paragraph has been reproduced, in relevant part, from Bleiwas, D.I., 2010, Byproduct mineral commodities used for the production of photovoltaic cells: U.S. Geological Survey Circular 1365, 10 p., available at http://pubs.usgs.gov/circ/1365/.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing, personnel and equipment and for the acquisition of mineral properties.  Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and/or development.  This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary to develop our mineral properties.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Company History

We were incorporated on April 19, 2004, as Arbutus Resources Inc. under the laws of the state of Nevada.  We were organized to be engaged in the acquisition and exploration of mineral properties.  We acquired a 100% undivided right, title and interest in and to twenty cells, known collectively as the Green Energy Claims, located 61 km southwest of the City of Williams Lake in South Central British Columbia, Canada.  By April 30, 2007, we had not earned any revenues, and, not having sufficient funds to commence exploration on our Green Energy Claims, we determined to seek a joint venture partner or other business option to continue operating as a viable public company.

On July 11, 2007, we merged with Cromwell Uranium Holdings, Inc. (“Holdings,” the “Cromwell Merger”), a Uranium exploration mining company, having changed our name on June 15, 2007 to Cromwell Uranium Corp. in anticipation of this merger.  Pursuant to the  Cromwell Merger, Holdings became our wholly owned subsidiary.  At the closing of the  Cromwell Merger, we transferred the Green Energy Claims to a newly formed subsidiary and sold all of the capital stock of that subsidiary to our former directors.  As a result of developments in the public capital markets as well as conditions in the mining industry, among other factors, effective August 8, 2007, we and the principals of Holdings unwound the  Cromwell Merger and on August 9, 2007, we changed our name to US Uranium Inc.

Since that unwinding, we have been searching for an appropriate business opportunity in the precious metals mining sector.  On March 9, 2009, we changed our name to California Gold Corp.

Research and Development Expenditures

We have incurred no research and development expenditures over the last fiscal year and do not anticipate significant future research and development expenditures.

Employees

We currently have no employees.  Our Chief Executive Officer and Chief Operating Officer each provide their services to us on an independent contractor basis.  We have also contracted with Incorporated Communications Services, a California administrative services & communications corporation, which provides certain administrative services to us.

Additionally, we engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We currently have one subsidiary, CalGold de Mexico, S. de R.L. de C.V., through which we will hold our interests in the La Viuda Concessions and manage our business affairs in Mexico.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark nor any material license, and are not dependent on any such rights.

ITEM 1A.       RISK FACTORS

An investment in shares of our common stock is highly speculative and involves a high degree of risk.  We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict.  Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Report.  If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be materially adversely affected.  In that case, the trading price of our common stock would likely decline and our stockholders may lose all or a portion of their investments in us.  Only those investors who can bear the risk of loss of their entire investment should consider investing in our common stock.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We are an exploration stage company with no history of operations and no current revenues.  Our business plan depends on our ability to explore for and develop mineral reserves and place any such reserves into extraction.  Because we have a limited operating history, it is difficult to predict our future performance.

Although we were formed in April 2004, we have been and continue to be an exploration stage company.  Therefore, we have limited operating and financial history available to help potential investors evaluate our past performance and the risks of investing in us.  Moreover, our limited historical financial results may not accurately predict our future performance.  Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses.  As a result of the risks specific to our new business and those associated with new companies in general, it is possible that we may not be successful in implementing our business strategy.

We have generated no revenues to date and do not anticipate generating any revenues for the foreseeable future.  Our activities to date have been limited to capital formation, organization, and development of our business.  We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Our success is significantly dependent on a successful exploration, mining and production program.  Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  We may be unable to locate exploitable quantities of mineral resources or operate on a profitable basis.  We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complication, and delays frequently encountered in connection with an exploration stage business, and the competitive and regulatory environment in which we will operate, such as under-capitalization, personnel limitations, and limited revenue sources.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in us.

We have not generated any revenues from operations. We have a history of losses and losses are likely to continue in the future.

We have not generated any revenues from operations. Our net loss for the fiscal year ended January 31, 2011 and 2010 totaled $1,615,423 and $182,521, respectively.  Cumulative losses since inception totaled $2,301,176. We have incurred significant losses in the past and we will likely continue to incur losses in the future unless our exploration program proves successful. Even if our exploration program identifies tellurium, gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

We have no history as a mining company.

We have no history of earnings or cash flow from mining operations. If we are able to proceed to production, commercial viability will be affected by factors that are beyond our control such as the particular attributes of the deposit, the fluctuation in metal prices, the cost of construction and operating a mine, prices and refining facilities, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration of minerals, as well as the costs of protection of the environment.

Exploring for rare metals such as tellurium and precious metals such as gold and silver is an inherently speculative business and there is substantial risk that our business could fail.

Exploring for rare and precious metals is a business that by its nature is very speculative. There is a strong possibility that we will not discover any tellurium (or gold or silver) which can be mined at a profit. Even if we do discover tellurium or precious metal deposits, the deposits may not be of the quality or size necessary for us to make a profit from actually mining them. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of rare and precious metal deposits.  Because of these and other factors, we can make no assurances that we will be successful in our business.

If we fail to make required payments on our mineral properties, we could lose our rights to the properties.

We have entered into the AuroTellurio Option Agreement with Mexivada to acquire up to an 80% interest in the La Viuda Concessions.  To acquire each 20% block of interest, we need to make certain annual cash payments to Mexivada and invest US $750,000 each year, for four years, in an exploration program for the Property.  If we fail to make these payments or investments, we may lose our right to acquire these interests in the Property.

We will need to obtain additional financing to fund our exploration program and the acquisition of the remaining 60% interest in the Property.

As a result of the closing of our recent private placement (discussed below), we have sufficient funds to finance the first year (US $750,000) of our La Viuda Concessions exploration program under the Mexivada AuroTellurio Option Agreement, which will trigger the vesting in us of the first 20% interest in the Property.  We do not have sufficient capital, however, to fund years two through four of our exploration program as it is currently planned (US $750,000 per year), to enable us to acquire up to an additional 60% interest in the Property, or to fund the acquisition and exploration of new properties. We estimate that we will need to raise at least an additional US $4 million to pay for years two through four of our exploration program, as it is currently planned and described in this Report, and our estimated administrative expenses, lease payments and estimated claim maintenance costs.  We may be unable to secure such additional financing on terms acceptable to us, or at all, at times when we need such financing. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders will be reduced and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our Common Stock. Such securities may also be issued at a discount to the market price of our Common Stock, resulting in possible further dilution to the book value per share of Common Stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

We do not own the land over which the La Viuda Concessions are located.

Although we are acquiring up to an 80% interest in the La Viuda Concessions from Mexivada, Mexivada does not own the land where the Property is located.  We have entered into a surface rights agreement with the local landowner enabling us to begin our exploration program.  If we discover meaningful quantities of minerals on the Property, however, we will need to enter into additional agreements with the landowner to enable us to mine such minerals.  There can be no assurance that the landowner will agree to such further agreements or, if he does, that they will be on terms economically acceptable to us.

There are no confirmed mineral deposits on the Property from which we may derive any financial benefit.

Neither the Company nor any independent geologist has confirmed commercially viable mineable deposits of tellurium, gold, silver of other minerals on the Property and there can be no assurances that there are such deposits on the Property.

We are uncertain as to whether our exploration for tellurium or other mineral resources on the Property will lead to meaningful results.

Resources are non-renewable and the exploration of new potential resources is crucial to a mining enterprise. Exploration of mineral resources is speculative in nature, so substantial expenses may be incurred from initial exploration to drilling to production. Tellurium is the ninth rarest element on earth and there are very few tellurium mines in operation around the world today.  Although tellurium has been found on adjacent concessions and mined in the past to a limited extent, there is no assurance that exploration on the La Viuda Concessions will lead to the discovery of economically feasible quantities of tellurium (or gold or silver) or result in the mining of such elements and the generation of revenues. The exploration of the La Viuda Concessions is currently our only business.  If we fail to discover economically viable quantities of tellurium (or gold or silver) on the Property, our current business plan will have failed and we may not be able to continue operations.

There is no assurance that we can establish the existence of any mineral reserves on the Property in commercially exploitable quantities.

We have not established that the La Viuda Concessions contain any meaningful levels of tellurium or other mineral reserves.  A mineral reserve is defined by the SEC in its Industry Guide 7 (see http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  There can be no assurance that we will ever establish any mineral reserves.

We will be relying on independent analysis to evaluate the Property and structure and carry out our planned exploration activities.

We will rely on independent geologists to engage in field work at the Property, to analyze our prospects, plan and carry out our exploration program, including an exploratory drilling program, and to prepare resource reports on our La Viuda Concessions. While these geologists rely on standards established by various licensing bodies, there can be no assurance that their estimates or results will be accurate. Analyzing drilling results and estimating reserves or targeted drilling sites is not a certainty. Miscalculations and unanticipated drilling results may cause the geologists to alter their estimates. If this should happen, we may have devoted resources to areas where resources could have been better allocated, and as a result, our business could suffer.

There is no assurance that we can establish successful mining operations.

Even if we do eventually discover a meaningful tellurium or other mineral reserve on the Property, there can be no assurance that we will be able to develop the Property into producing mines and extract those resources.  Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.  Furthermore, we cannot be sure that an overall exploration success rate or extraction operations within a particular area will ever come to fruition and, in any event, production rates inevitably decline over time.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices.  Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

We will require additional capital to develop producing mines if we find commercial quantities of minerals.

If we do discover tellurium or other mineral resources in commercially exploitable quantities on the La Viuda Concessions, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure.  Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations.  Nor can there be any assurance that we will be able to raise the funds required for development on a timely basis.

We have raised some capital to date, including through the sale of equity securities, but we currently do not have any contracts or firm commitments for additional financing.  There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.  An inability to obtain additional capital would restrict our ability to grow and could diminish our ability to continue to conduct our business operations.  If we are unable to obtain additional financing, we will likely be required to curtail exploration and development plans and possibly cease operations.  Any additional equity financing may involve substantial dilution to then existing shareholders.

It is possible investors may lose their entire investment in us.

Prospective investors should be aware that if we are not successful in our endeavors, your entire investment in us could become worthless. Even if we are successful, in identifying mineral reserves that can be commercially developed, there can be no assurances that we will generate any revenues and our losses will continue.

Mineral operations are subject to applicable law and government regulation which could restrict or prohibit the exploitation of any mineral resource that we might discover.

Both mineral exploration and extraction require permits from various Mexican governmental authorities, whether federal, state or local, and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.  There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on the Property at economically viable costs.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance.  Current laws and regulations could be amended and we might not be able to comply with them, as amended.  Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms.  To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues.

Our operations will be subject to extensive and complex federal and state laws and regulations in Mexico. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders. While we believe that we are currently compliant with applicable rules and regulations, if there are changes in the future, there can be no assurance that we will be able to comply in the future, or that future compliance will not significantly adversely impact our operations.

Mineral exploration and development is subject to extraordinary operating risks which we do not currently insure against.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure.  Any such event could result in work stoppages and damage to property, including damage to the environment.  We do not currently maintain any insurance coverage against these operating hazards.  The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our Company.

Fluctuation in the market price of tellurium and other rare and precious metals may significantly affect the results of our operations.

If we are successful in the future in mining commercial quantities of tellurium or other precious metals, the results of our operations will be significantly affected by the market price of such metals, which are subject to substantial price fluctuations. Our earnings will be particularly sensitive to changes in the market price of tellurium, gold, and other metals that we might sell. Market prices can be affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, supply and demand, substitution of new or different products in critical applications, expectations with respect to the level of fossil fuel prices, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of our exploration program, cannot accurately be predicted.  If prices should decline below our cash costs of production and remain at such levels for any substantial period, we could determine at a particular point in time in the future that it might not be economically feasible to begin or continue commercial production activities.

Because tellurium is rare and its applications highly specific, there are no known hedging tools to utilize to protect us against price fluctuation. As such, our future ability to protect our operations against rare and precious metal price fluctuations is minimal.

The mining industry is highly competitive, and we face competition from many established domestic and foreign companies.  We may not be able to compete effectively with these companies.

The markets in which we operate are highly competitive.  The mineral exploration, development, and production industry is largely un-integrated.  We compete against numerous well-established national and foreign companies in every aspect of the mineral mining industry.  Some of our competitors have longer operating histories and greater technical facilities, and significantly greater recognition in the market and financial and other resources, than we have.  We may not compete effectively with other exploration companies in locating and acquiring mineral resource properties, and customers may not buy any or all of the mineral products that we expect to produce.  Additionally, we may not be able to compete with competitors located in developing countries such as China, where production costs may be lower.

Because of growing demand for rare and precious metals, we may be subject to more competition in the near future.

The forecasted growth in demand for rare metals, including tellurium which is used by the solar power industry, is expected to attract more mining companies and metal refiners into this industry and increase competition. Competition could arise from certain manufacturers, including First Solar, who use tellurium in their products and who decide to backwards integrate.  We may not be able to compete with these new entrants in the market.

Compliance with environmental and other government regulations could be costly and could negatively impact production.

Our operations are subject to numerous federal, state and local laws and regulations in Mexico governing the operation of our business and the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may:

•	require that we acquire permits before commencing extraction operations;

•	restrict the substances that can be released into the environment in connection with mining and extraction activities;

•	limit or prohibit mining activities on protected areas such as wetland or wilderness areas; and

•	require remedial measures to mitigate pollution from former operations, such as dismantling abandoned production facilities.

Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties.  We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost, and we do not maintain any such insurance.  Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost.  Accordingly, we may be subject to liability or we may be required to cease operations including production (subsequent to any commencement) on the Property in the event of environmental damages.

We may have difficulty managing growth in our business.

Because of the small size of our business, growth in accordance with our long-term business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources.  As we increase our activities with respect to the La Viuda Concessions, there will be additional demands on our financial, technical, operational and management resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of required personnel could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

If we are unable to keep our key management personnel, then we are likely to face significant delays at a critical time in our corporate development and our business is likely to be damaged.

Our success depends upon the skills, experience and efforts of our management and other key personnel, including our Chief Executive Officer and Chief Operating Officer.  As a relatively new company, much of our corporate, scientific and technical knowledge is concentrated in the hands of a few individuals.  We do not have employment agreements with our Chief Executive Officer or Chief Operating Officer.  Nor do we maintain key-man life insurance on these persons.  The loss of the services of one or more of our present management or other key personnel could significantly delay our exploration and development activities as there could be a learning curve of several months or more for any replacement personnel.  Furthermore, competition for the type of highly skilled individuals we require is intense and we may not be able to attract and retain new employees or contractors of the caliber needed to achieve our objectives.  Failure to replace key personnel could have a material adverse effect on our business, financial condition and operations.

Each of our Chief Executive Officer and Chief Operating Officer has other substantial business activities that limit the amount of time that he can devote to managing our business.

Our Chief Executive Officer, James D. Davidson, and our Chief Operating Officer, George Duggan, currently serves as officers, and are involved in the running, of other companies.  Accordingly, these officers are only able to devote a portion of their time to our activities.  This may make it more difficult for our management to respond quickly and completely to challenges and opportunities that we may encounter, may limit our ability to timely consummate strategic relationships and may have an adverse effect on our results of operations.

There may be challenges to our title in our mining properties.

While we have conducted our own due diligence relating to Mexivada’s title to the La Viuda Concessions prior to entering into the AuroTellurio Option Agreement, mining properties, in general, may be subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Should any of these conditions occur, we could face significant delays, added costs and the possible loss of any investments or commitment of capital.

Difficult conditions in the global capital markets may significantly affect our ability to raise additional capital to continue operations.

The ongoing worldwide financial and credit upheaval may continue indefinitely.  Because of reduced market liquidity, we may not be able to raise additional capital when we need it.  Because the future of our business will depend on our ability to explore and develop the mineral resources on our existing properties and, possibly, the acquisition of one or more additional mineral resource properties for which, most likely, we will need additional capital, we may not be able to complete such development and acquisition projects or develop or acquire revenue producing assets.  As a result, we may not be able to generate income and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

Being a public company has increased our expenses and administrative workload.

As a public company, we must comply with various laws and regulations, including the Sarbanes-Oxley Act of 2002 and related rules of the SEC.  Complying with these laws and regulations requires the time and attention of our board of directors and management, and increases our expenses.  Among other things, we must:

•
maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve to a greater degree our outside legal counsel and accountants in the above activities.

In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance.  In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.  These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors, particularly directors willing to serve on an audit committee which we expect to establish.

RISKS RELATED TO DOING BUSINESS IN MEXICO

Local infrastructure may impact our exploration activities and results of operations.

Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges and power and water supplies are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage or government or other interference in the maintenance or provision of such infrastructure could adversely affect our activities and future profitability.

Our material property interests are in Mexico. Risks of doing business in a foreign country could adversely affect our results of operations and financial condition.

We face risks normally associated with any conduct of business in a foreign country with respect to our La Viuda Concessions in Sonora, Mexico, including various levels of political and economic risk.  The occurrence of one or more of these events could have a material adverse impact on our efforts or operations which, in turn, could have a material adverse impact on our cash flows, earnings, results of operations and financial condition.  These risks include the following:

·	labor disputes,
·	invalidity of governmental orders,

·	uncertain or unpredictable political, legal and economic environments,
·	war and civil disturbances,
·	changes in laws or policies,
·	taxation,
·	delays in obtaining or the inability to obtain necessary governmental permits,
·	governmental seizure of land or mining claims,
·	limitations on ownership,
·	limitations on the repatriation of earnings,
·	increased financial costs,
·	import and export regulations, including restrictions on the export of tellurium, gold and silver, and
·	foreign exchange controls.

These risks may limit or disrupt our business, restrict the movement of our funds or impair contract rights or result in the taking of property by nationalization or expropriation without fair compensation.

We are uncertain as to the termination and renewal of our concessions.

Under Mexican law, mineral resources belong to the Mexican state and a concession from the Mexican federal government is required to explore for or exploit mineral reserves. Mexivada’s mineral rights to the Property which we are acquiring from Mexivada derive from concessions granted by the Secretaría de Economía, formerly known as Secretaría de Comercio y Fomento Industrial (the "Secretary of Economy"), through the General Bureau of Mines pursuant to the Ley Minera (the "Mining Law") and regulations thereunder.

Our mining concessions may be terminated if the obligations of the concessionaires under the Mining Law, its regulations and related legal provisions are not satisfied. A concessionaire of a mining concession is obligated, among other things, to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, and to provide information to the Secretary of Economy and permit inspections by the Secretary of Economy.

Our property interests in Mexico are subject to risks from instability in that country.

Our property interests in Mexico may be affected by additional foreign country risks associated with political or economic instability in that country. The risks with respect to Mexico specifically, include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy, mineral title irregularities and high rates of inflation.  The effect of these factors cannot be accurately predicted but may adversely impact our proposed operations in Mexico.

Increasing violence between the Mexican government and drug cartels may result in additional costs of doing business in Mexico.

The state of Sonora where the La Viuda Concessions are located has not been adversely affected as a result of increasing violence between the Mexican government and drug cartels.  We do not expect this violence to have any impact on our business operations. However, our management remains cognizant that the drug cartels may expand their operations or violence in areas in close proximity to our proposed operations. Should this occur, we may be required to hire security personnel and take other actions to protect our operations and personnel. Presently, we are not budgeting for increased security. However, if drug violence becomes a problem or, any other violence impacts our operations, the costs to protect our personnel and property will adversely impact our operations.

We may be adversely affected by the imposition of more stringent environmental regulations in Mexico that would require us to spend additional funds.

The mining and processing industries in Mexico are subject to federal and state laws and regulations (including certain industry technical standards) governing protection and remediation of the environment, mining operations, occupational health and safety and other matters. Mexican environmental regulations have become increasingly stringent over the last decade. This trend is likely to continue and may be influenced by the environmental agreement entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement ("NAFTA"). Accordingly, although we believe that we will be able to comply with currently applicable environmental, mining and other laws and regulations, there can be no assurance that more stringent enforcement of existing laws and regulations or the adoption of additional laws and regulations would not have an adverse effect on our business, properties, results of operations, financial condition or prospects.

RISKS RELATED TO OUR COMMON STOCK

There is not now, and there may not ever be, an active market for our common stock.

There currently is a limited public market for our common stock.  Further, although our common stock is currently quoted on the OTC Markets, trading of our common stock may be extremely sporadic.  For example, several days may pass before any shares may be traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time.  There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq National Market, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system.  In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.  This would also make it more difficult for us to raise capital.

Our common stock is subject to the “penny stock” rules of the SEC and FINRA’s sales practice requirements, and the trading market in our common stock is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

In addition to the "penny stock" rules promulgated by the SEC, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us, our strategic partners or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such company.  Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Compliance with U.S. securities laws, including the Sarbanes-Oxley Act, will be costly and time-consuming.

We are a reporting company under U.S. securities laws and are obliged to comply with the provisions of applicable U.S. laws and regulations, including the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, and the rules and regulations of the relevant U.S. market, in each case, as amended from time to time.  Preparing and filing annual and quarterly reports and other information with the SEC, furnishing audited reports to stockholders and other compliance with these rules and regulations will involve a material increase in regulatory, legal and accounting expenses and the attention of management, and there can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

We do not anticipate dividends to be paid on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future.  We expect to use future earnings, if any, to fund business growth.  Therefore, stockholders will not receive any funds absent a sale of their shares.  We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

If securities analysts do not initiate coverage or continue to cover our common stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our common stock.

The trading market for our common stock may be affected by, among other things, the research and reports that securities analysts publish about our business and the Company.  We do not have any control over these analysts.  There is no guarantee that securities analysts will cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price.  If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline.  If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

State Blue Sky registration – potential limitations on resale of the shares.

The holders of the shares of our common stock and persons who desire to purchase the shares in any trading market that might develop in the future, should be aware that there may be significant state law restrictions upon the ability of investors to resell the securities.  Accordingly, investors should consider the secondary market for our securities to be a limited one.  It is the intention of our management to seek coverage and publication of information regarding the Company in an accepted publication which permits a “manuals exemption.”  This manuals exemption permits a security to be sold by shareholders in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by that state.  The listing entry must contain (i) the names of issuers, officers, and directors, (ii) an issuer’s balance sheet, and (iii) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.  The principal accepted manuals are those published by Standard and Poor’s, and Mergent, Inc.  Many states expressly recognize these manuals.  A smaller number of states declare that they recognize securities manuals, but do not specify the recognized manuals.  Among others, the following states do not have any provisions and, therefore, do not expressly recognize the manuals exemption:  Alabama, California, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders and the purchasers of our common stock offered hereby.  We are currently authorized to issue an aggregate of 322,000,000 shares of capital stock, par value $0.001 per share, consisting of 300,000,000 shares of common stock and 22,000,000 shares of preferred stock, with the preferences and rights determined by our Board of Directors.  As of January 31, 2011, there were 92,701,260 shares of our common stock and 22,000,000 shares of our preferred stock outstanding.  As of January 31, 2011, there were 22,000,000 shares our common stock reserved for issuance upon conversion of our Series A Preferred Stock (defined below), 16,000,000 shares of our common stock reserved for issuance under our 2007 Stock Option Plan (the “2007 Plan”),  30,739,129 shares reserved for issuance upon the exercise of warrants issued in December 2010 and January 2011 (the “2010 Warrants”) and 1,190,000 shares reserved for issuance upon the exercise of warrants issued in July 2007 (the “2007 Warrants”).

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity.  As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.  We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes.  Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our certificate of incorporation.  The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.  Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock.  There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

We may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our common stock.

Without any stockholder vote or action, our Board of Directors may designate and approve for issuance additional shares of our preferred stock.  The terms of any preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock.  The designation and issuance of preferred stock favorable to current management or stockholders could make any possible takeover of the Company or the removal of our management more difficult.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include in our annual reports on Form 10-K, an assessment by management of the effectiveness of our internal control over financial reporting.  While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective.  This could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404.  Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.  We currently do not have an internal audit group, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404.  We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404 by the date on which we are required to so comply.

Any significant deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and any applicable listing standards or cause our financial statements to contain material misstatements, which could negatively affect the market price and trading liquidity of our common stock and cause investors to lose confidence in our reported financial information, as well as subject us to civil or criminal investigations and penalties.

OTHER RISKS

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.  Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

General

Our corporate headquarters are located at 4515 Ocean View Blvd., Suite 305, La Cañada, CA 91011 at the offices of Incorporated Communications Services, a company owned by one of our majority stockholders, which provides administrative services to us.

The La Viuda Concessions

Property Mineral Rights

On February 11, 2011, we entered into the AuroTellurio Option Agreement with Mexivada Mining Corp. (“Mexivada”) to acquire up to an 80% interest in Mexivada’s La Viuda and La Viuda-1 concessions comprising its AuroTellurio tellurium-gold-silver property (the “La Viuda Concessions,” the “AuroTellurio Property” or, the “Property”) south of Moctezuma, Sonora, Mexico.  Under the terms of the AuroTellurio Option Agreement, we will acquire up to an 80% legal and beneficial ownership interest in the Property by incurring up to $3,000,000 in cumulative exploration expenditures on the Property over a four year period at an investment rate of at least $750,000 per year, and by making certain cash payments and share issuances to Mexivada, as discussed in greater detail elsewhere in this report.

The La Viuda Concessions comprise two exploration concessions granted by the Mexican government to Compania Minera Mexivada, S.A. de C.V., a wholly owned subsidiary of Mexivada.  The La Viuda Concessions, details of which are set forth below, cover approximately 7,624 hectares, or 18,839.31 acres.

Concession	Status	File No.	Legal Title #	Title Grant Date	Title Expiry Date	Surface Area (Ha.)

La Viuda	Granted	082/323550	232498	August 18, 2008	August 18, 2058	44

La Viuda 1	Granted	082/32407	232859	October 29, 2008	October 29, 2058	7,580.79

Property Location

The La Viuda Concessions are located in the northeastern portion of the State of Sonora, Mexico, near the Chihuahua border and just south of the town of Moctezuma.  The property is approximately 280 miles southeast of Tucson, Arizona.  The following map shows the approximate location of the concessions:

Figure 1 – Location map of the La Viuda Concessions in Sonora, Mexico.

The La Viuda and La Viuda 1 concessions, shown on the map below, are the two concessions making up the Property.  The La Viuda concession is approximately 47 hectares in size (116.14 acres), and is located to the south and southeast of a concession owned by Minera Teloro, S.A. de C.V., which, to our knowledge, is a subsidiary of First Solar.  The La Viuda 1 is a large concession that covers an area of approximately 9 by 9 kilometers, encompassing about 7,574 hectares (18715.76 acres), and surrounds the La Viuda and other third party concessions.

The La Viuda Concessions are located approximately 15 miles south of Moctezuma and 7.5 miles due west of the town of Terapa.  The Property is accessed from Terapa by a dirt road.  The land owner who owns the land on which the Property is located has signed a surface rights agreement with us authorizing access to the La Viuda Concessions for exploration purposes.

Figure 2 – Location of the La Viuda and La Viuda 1 concessions (outlined in green).

Regional Geology

The La Viuda concessions are situated within the Sierra Madre Occidental (SMO) geologic-physiographic province.  The dominant rocks are volcanics of Tertiary age which host a number of world-class precious metal mines and deposits.  In the Moctezuma region, which is where the property is located, the dominant rock types are of Lower Cretaceous age, and they consist mostly of calcareous, argillaceous and detrital rocks.  These units, in turn, are intruded by an igneous body of batholitic dimensions of Early Cretaceous to Early Tertiary age. The composition of this extensive batholith is in the granitic to granodioritic range.

The rocks of Tertiary age in this region are represented by a volcanic package that contains one or two of horizons of limestone (host rocks for base metal mineralization in the Oposura district near Moctezuma), and by a sequence of volcanic rocks consisting of pyroclastic units, whose composition varies from mafic to felsic (e.g. dacites). A plutonic intrusive body of Tertiary age, as well as hypabyssal rocks and dikes, also occurs in the district. Silicification occurs associated with some mineralized zones; this alteration-mineralization event post-dates the volcanic/intrusive sequence in the Moctezuma District.

Overlying the Tertiary rock sequence are continental clastic deposits capped by younger basalt flows. Lastly, alluvial and slope deposits of Quaternary age fill the valley floors and side slopes.

Local Geology

The main rock types in the district correspond to volcanic rocks of rhyolitic composition, and younger, possibly post-ore, andesites.  The Arenillas formation, which has been widely studied by various entities, is of greater importance than other rock units for mineralization at the Bambolla concession. This formation consists of a package of volcaniclastic rocks that contains one or two limestone layers, which are host rocks for mineralization.  The rocks present in the La Viuda Concessions are Tertiary calc-alkaline volcanics and dikes.

Plutonic rocks and dikes are also present. Tertiary sedimentary rock units, including sandstones, conglomerates, mudstones and basalts, are also evident.

Mineralization

The mineral deposits in the Oposura sector of the Moctezuma District basically consist of replacement-style, zinc-lead base metal deposits.  Precious metal mineralization occurs in structurally-controlled veins, with the majority of these occurrences consisting of epithermal quartz- and quartz-carbonate veins with anomalous values of gold, silver and tellurium. A second type of structure-controlled vein type deposits occurring in the area contains base metal massive sulfides.

Structure

The La Viuda gold-mineralized structure is a WNW trending fault-controlled vein system with local exposures on the surface north of the La Viuda concession. These veins are, on the average, 0.5 to 1.0 meter in width. The vein is comprised of visible oxide minerals, mainly manganese oxides.  Immediately south of La Viuda there is another vein system trending E-W to WNW and projecting to the east just south of the La Viuda concession. In this vein there is moderate sulfide mineralization along a fracture system, where stains of scorodite (?) were observed thus suggesting that this structure could be a gold carrier.

It appears that from La Bambolla and further to the south the mineralized structures are oriented more E-W rather than NW. The main structures at the Bambolla Mine project east and west, toward the eastern Property boundaries of La Viuda 1.

Grades

The important minerals present in the property, as documented by the Consejo de Recursos Minerales, are principally gold, silver and tellurium.  However, limited surface geologic mapping and sampling work have been conducted to date to document the extent and average grades of the structures evident in the property.

ITEM 3.	LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since February 26, 2007, our common stock has been listed for quotation on the OTC Markets, originally under the symbol “ARBU.”  In anticipation of the Cromwell Merger in 2007, we changed our name, and our symbol changed to “CWLU.”  Subsequent to the Cromwell Merger unwinding, we changed our name again and our symbol then changed to “USUI.”  Following our name change in August 2009 to California Gold Corp., our symbol changed to “CLGL.”

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  Our common stock is thinly traded and, thus, pricing of our common stock on the OTC Markets does not necessarily represent its fair market value.

Period	High	Low

Fiscal Year Ending January 31, 2010
First Quarter	$.11	$.01
Second Quarter	.07	.01
Third Quarter	.03	.022
Fourth Quarter	.0313	.01

Fiscal Year Ending January 31, 2011
First Quarter	$.02	$.02
Second Quarter	.03	.01
Third Quarter	.05	.01
Fourth Quarter	.11	.04

On January 31, 2011, there were 92,701,260 shares of our common stock outstanding, 22,000,000 shares of our Series A Preferred Stock outstanding and warrants outstanding exercisable for a total of 31,929,129 shares of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Other than provisions of the Nevada Revised Statutes requiring post-dividend solvency according to certain measures, there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.  Nonetheless, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

In June 2007, we adopted our 2007 Plan.   The 2007 Plan was approved by our Board of Directors and the holders of a majority of the outstanding shares of our common stock.  In December 2010, the number of shares reserved for issuance under the 2007 Plan was increased by the Board from 3,000,000 shares to 16,000,000 shares of common stock, subject to adjustment under certain circumstances. This increase was approved by our then majority stockholder.  As of the date hereof, we have not granted any options under the 2007 Plan.

We have not maintained any other equity compensation plans since our inception.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In January 2011, we entered into a consulting agreement with one of our stockholders who provided certain business consulting services to us for a term of 90 days, commencing on January 18, 2011. This agreement could have been extended upon the mutual agreement between the parties, but was not. In consideration for services rendered by this consultant, we issued to the consultant 500,000 shares of our restricted common stock. The stock was issued pursuant to Section 4(2) of the Securities Act

Holders

On January 31, 2011, we had 92,701,260 shares of our common stock issued and outstanding held by 39 shareholders of record, and 22,000,000 shares of our Series A Preferred Stock held by three (3) shareholders.

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

Recent Developments

The La Viuda Concessions

On February 11, 2011, we entered into the AuroTellurio Option Agreement with Mexivada to acquire up to an 80% interest in the La Viuda Concessions in Mexico.

Under the terms of the AuroTellurio Option Agreement, we have already made cash payments of $20,000 to Mexivada and will pay an additional $10,000 upon the Closing.  Additionally, during the first twelve months following the Closing, we are required to invest $750,000 in the Exploration Program to earn our initial 20% interest in the AuroTellurio Property.  We have begun expending these funds in preparation for our field work at the Property under the Exploration Program.

Results of Operations

Fiscal year Ended January 31, 2011 and 2010

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $542,208 and $182,380 for the years ended January 31, 2011 and 2010, respectively. These expenses increased in the fiscal year ended January 31, 2011, primarily as a result of increased general and administrative expenses. General and administrative expenses increased from $182,380 in the fiscal year ended January 31, 2010 to $489,756 in the fiscal year ended January 31, 2011, primarily due to stock-based compensation expenses relating to certain consulting and legal services provided to the Company. Additionally, we incurred acquisition-related costs, recorded as mineral property expenses on the statements of operations, as a result of the Company entering into a binding offer letter agreement in October 2010 with Mexivada, pursuant to which we would be granted an option to acquire up to an 80% legal and beneficial ownership interest in Mexivada’s La Viuda Concessions in Moctezuma, Sonora, Mexico. We did not have such costs in the prior year.

We also incurred non-operating expenses of $1,073,215 in the year ended January 31, 2011, compared to $141 in the year ended January 31, 2010. The increase of $1,073,074 over the prior year was primarily due to a $982,637 unrealized loss on derivative instruments relating to the issuance of the 2010 warrants as a result of the private placement offering completed in December 2010 and January 2011. The increase was also due to a $79,610 realized loss on derivative instruments relating to conversion of convertible notes to the Company’s common stock in December 2010.

Our net losses for years ended January 31, 2011, and 2010 were $1,615,423 and $182,521, respectively.

We have generated no revenues and our net operating loss from inception through January 31, 2011 was $2,859,103.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of January 31, 2011, was $1,268,254 compared to $373 as of January 31, 2010.

On January 13, 2011, we completed a private placement (the “2010 Private Placement”) of 61,478,258 units (the “Units”) of our securities for gross proceeds of $1,536,956, at an offering price of $0.025 per Unit.  39,478,258 of the Units consisted of one share of our common stock and an 18 month warrant to purchase one-half of one share of our common stock at an exercise price of $0.125 per whole share. The remaining 22,000,000 Units included our Series A Preferred Stock instead of our common stock and warrants exercisable for our common stock.

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds from the sale of Units in our 2010 Private Placement.  Although we have begun the acquisition of the AuroTellurio Property, this property will require exploration and development that could take years to complete before it begins to generate revenues.  There can be no assurances that the AuroTellurio Property will be successfully developed to the revenue producing stage.  If we are not successful in our proposed rare and precious metals mining operations, our business, results of operations, liquidity and financial condition will suffer materially.

As a result of the 2010 Private Placement, we have sufficient funds to meet our first year requirements under the AuroTellurio Agreement, including the requirement that we pay Mexivada an additional $10,000 at the Closing and invest $750,000 in the Exploration Program.  If we determine to proceed with the exploration of the AuroTellurio Property after the first year, we will be required under the terms of the AuroTellurio Agreement to invest an additional $750,000 in the Exploration Program per year for each of the following three years.  We will also be required to pay Mexivada $40,000 upon the first anniversary of the Closing, $50,000 upon the second anniversary of the Closing, $70,000 upon the third anniversary of the Closing and $100,000 upon the fourth anniversary of the Closing, for a total of $290,000.  We do not have this capital at this time and we will have to raise these amounts, plus additional amounts for general working capital purposes, in the capital markets. We plan to seek to raise such capital through additional sales of our equity or debt securities.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs.  If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans for the AuroTellurio Property or meet our ongoing operational working capital needs.

Various factors outside of our control, including the price of rare and precious metals, overall market and economic conditions, the downturn and volatility in the US equity markets and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations in the following years.  We recognize that the US economy is currently experiencing a period of uncertainty and that the capital markets have been depressed from recent levels.  These or other factors could adversely affect our ability to raise additional capital.  As a result of an inability to raise additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations, including our ability to exercise our rights to acquire up to an additional 60% interest in the La Viuda Concessions, could be significantly impaired.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Under the supervision and with the participation of our management, including James D. Davidson, our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

The management of California Gold Corp. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our senior management, consisting of James D. Davidson, our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of January 31, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

There were no changes in our internal control over financial reporting during the year ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

In December 2010, we entered into a consulting agreement with one stockholder who provided the Company with regular and customary capital markets and corporate finance consulting advice, including recommendations concerning investor and strategic introductions to potential industry partners. The agreement became effective December 15, 2010 and ran for a term of 90 days.  This agreement could have been extended upon the mutual agreement between the parties, but was not.  In consideration for services rendered by this consultant, we paid the consultant $25,250 for the term of the agreement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of January 31, 2011, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the shareholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our Board of Directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

Name	Position(s) Held	Age	Date of Election or Appointment as Officer/Director

James D. Davidson, III	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	62	November 12, 2007

George Duggan	Chief Operating Officer	63	January 17, 2011

David Rector	Director	62	June 15, 2007

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

James Davidson is and has been a private investor for more than five years.  Currently, Mr. Davidson is a director of Anatolia Minerals Development Limited, a Canadian public company whose common stock trades on the Toronto Stock Exchange, and a director of Cell Power Technologies, Inc., a U.S. publicly-held company.

George Duggan was appointed as our Chief Operating Officer by our Board of Directors in January 2011.  Since 1978, Mr. Duggan has been engaged in the media and investor relations business, operating through his own company, Incorporated Operations, and through Michael Baybak & Co., Inc. (Florida) and Communications Services Inc. (California).  From 1977 to 1978, he was employed as a financial analyst at Texas Instruments Inc.  Mr. Duggan received an MBA degree from the University of California at Berkeley in 1977.

David Rector joined our Board of Directors on June 15, 2007.  He has served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of Standard Drilling, Inc. since November 2007 and as the President, Secretary, Treasurer and a director of Li3 Energy, Inc. from June 6, 2008.  He also served as the Chief Executive Officer of Li3 Energy, Inc. from June 6, 2008 until October 19, 2009 and as that company’s Chief Financial Officer from June 6, 2008 until January 13, 2010.  Mr. Rector served as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer r of Nevada Gold Holdings, Inc. from April 19, 2004 through December 31, 2008. He was appointed a director of Nevada Gold Holdings, Inc. on April 19, 2004 and he still holds that position.  Mr. Rector served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and a director of of Universal Gold Mining Corp. from September 30, 2008 until November 17, 2010.  Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience from June 2004 to December 2006.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries.

Additionally, Mr. Rector currently serves on the Board of Directors of the following public companies:

Name	Director Since

Senesco Technologies, Inc. (AMEX:SNT)	February 2002
Dallas Gold & Silver Exchange (AMEX:DSG)	May 2003
Nevada Gold Holdings, Inc. (NGHI.OB)	April 2004
Standard Drilling, Inc.(STDR.PK)	November 2007

As a result of these other commitments, the amount of time that Mr. Rector has to devote to our activities may be limited.

Mr. Rector obtained his Bachelor’s Degree in Business Administration from Murray State University in 1969.

Board Committees

We have not yet established any committees of our Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  The entire Board of Directors performs all functions that would otherwise be performed by committees.  Given the present size of our Board, we do not believe that it is practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our Board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time.  The entire Board of Directors oversees our audits and auditing procedures. Neither of the current members of our Board of Directors is an “audit committee financial expert,” as that term is defined in Item 407 of Regulation S-K under the Securities Act.

Shareholder Communications

We do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics please make written request to our President at 4515 Ocean View Blvd., Suite 305, La Cañada, CA 91011.  We believe our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, Directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended January 31, 2011, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2011; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended January 31, 2011, that received annual compensation during the fiscal year ended January 31, 2011, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James D. Davidson, III (1),	2011	0	0	0	0	0	0	0	0
Chief Executive Officer, Chief Executive officer	2010	0	0	0	0	0	0	0	0

George Duggan (2), Chief Operating Officer	2011	2,500	0	0	0	0	0	0	2,500

(1)  Mr. Davidson serves as our Chief Executive and Chief Financial Officer on an independent contractor basis.  Mr. Davidson does not have an employment agreement with us, although beginning February 1, 2011, we will pay Mr. Davidson a fee of $5,000 per month for his services to us as our Chief Executive Officer pursuant to a consulting agreement described below.

(2)  Mr. Duggan serves as our Chief Operating Officer on an independent contractor basis.  Mr. Duggan does not have an employment agreement with us, although beginning January 17, 2011, we will pay Mr. Duggan a fee of $2,500 per month for his services to us as our Chief Operating Officer pursuant to a consulting agreement described below.

Outstanding Equity Awards at Fiscal Year-End

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2007 Equity Incentive Plan. As of the date hereof, no options have been granted under the 2007 Plan.  (See “Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans,” below).  We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

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

Employment Agreements or Arrangements with Executive Officers

We do not have employment agreements with either of our executive officers.  However, we have entered into independent contractor agreements with each of our Chief Executive Officer and our Chief Operating Officer, as discussed below, pursuant to which they are compensated for their services to us.

Consulting Agreements with our Chief Executive Officer and Chief Operating officer

Effective February 1, 2011, we entered into an independent contractor consulting agreement with James Davidson pursuant to which we agreed to pay to Mr. Davidson $5,000 per month for 12 months beginning February 1, 2011 for his services rendered to us as our Chief Executive Officer.

Effective January 17, 2011, we entered into an independent contractor consulting agreement with George Duggan pursuant to which we agreed to pay to Mr. Duggan $2,500 per month for 12 months beginning January 17, 2011 for his services rendered to us as our Chief Operating Officer.

Each of these agreements runs for a term of 12 months and may be extended by agreement of the parties.  Each agreement may be terminated by us for cause during its term or for any reason after the first 12 months upon five days prior notice, and by the executive officer for any reason upon 30 days prior notice.  We have also agreed to reimburse the executives for all reasonable pre-approved out-of-pocket expenses incurred in connection with their performance under the agreements.

Compensation of Directors

Neither of our directors receives any compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments.  As of the date hereof, there were no other arrangements between us and our directors that resulted in our making payments to either of our directors for any services provided to us by them as Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our securities known by us as of May 9, 2011 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.  Information given with respect to beneficial owners who are not officers or directors of ours is to the best of our knowledge.  However, as we do not have a class of stock registered under the Exchange Act, beneficial owners of our securities are not required to file Williams Act or Section 16 reports, which limits our ability to determine whether a person or entity is a beneficial owner of more than 5% of our common stock and the extent of any such beneficial owner’s holdings or the relationships among beneficial owners.

The percentages of common stock have been calculated on the basis of treating as outstanding for a particular person all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

James D. Davidson, III 4515 Ocean View Blvd., Suite 305 La Cañada, CA 91011	Common Stock	9,647,625		10.4%

George Duggan 4515 Ocean View Blvd., Suite 305 La Cañada, CA 91011	Common Stock	2,467,375		2.6%

David Rector 4515 Ocean View Blvd., Suite 305 La Cañada, CA 91011	Common Stock	- 0 -		- 0 -

All directors and executive officers as a group (3 persons)	Common Stock	12,115,000		13.0%

Sandor Capital Master Fund LP 2828 Routh Street, Suite 500 Dallas, TX 75201	Common Stock	12,000,000	(3)	12.9%

Michael Baybak 4515 Oceanview Blvd. La Canada, CA 91011	Common Stock	9,270,125	(4)	9.9%

Barry Honig 4400 Biscayne Blvd., #850 Miami, FL 33137	Common Stock	9,226,925	(5)	9.9%

Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY 10022	Common Stock	9,229,925	(6)	9.9%

Brio Capital L.P. 401 East 34th St., Suite South 33C New York, NY 10016	Common Stock	6,000,000	(7)	6.4%

Dharma Fund PCC Limited 207 Neptune House Marina Bay, Gibraltar	Common Stock	6,000,000	(7)	6.4%

E&P Fund Ltd. c/o Nemo Asset Management PO Box 60374 Abu Dhabi, U.A.E.	Common Stock	6,000,000	(7)	6.4%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Michael & Betsy Brauser TBE 3164 NE 31st Avenue, Lighthouse Point, FL 33064	Common Stock	6,000,000	(7)	6.4%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 9, 2011, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages are based on 93,201,260 shares of Common Stock issued and outstanding as of May 9, 2011.

(3)	Includes 4,000,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

(4)
Does not include (a) 4,000,000 shares of our common stock issuable upon the exercise of warrants held by Baybak Family Partners, Ltd., a Colorado family limited partnership (“BFP”), which warrants contain a customary 9.9% blocker provision and, thus, are not exercisable within 60 days, and (b) 8,000,000 shares of our common stock issuable upon the conversion of 8,000,000 shares of our Series A Preferred Stock held by BFP, which preferred shares also contain a 9.9% blocker and, thus, are not convertible within 60 days. As general partner of BFP, Michael Baybak has voting and investment power with respect to the shares owned by BFP.

(5)
Includes 4,000,000 shares of our common stock held by GRQ Consultants, Inc. 401K (“GRQ”).  Barry Honig has voting and investment power with respect to the shares owned by GRQ.  Includes 116,925 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by GRQ.  Does not include (a) 2,883,075 shares of our common stock issuable upon the exercise of warrants held by GRQ, which warrants contain a customary 9.9% blocker provision and, thus, are not exercisable within 60 days, and (b) 6,000,000 shares of our common stock issuable upon the conversion of 6,000,000 shares of our Series A Preferred Stock held by GRQ, which preferred shares also contain the 9.9% blocker and, thus, are not convertible within 60 days.

(6)
Includes 1,300,000 shares of our common stock held by Gottbetter Capital Group, Inc.  Adam Gottbetter has voting and investment power with respect to the shares owned by Gottbetter Capital Group, Inc. and by Gottbetter & Partners, LLP (“G&P”).  Includes 224,925 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by G&P.  Does not include (a) 3,775,075 shares of our common stock issuable upon the exercise of warrants held by G&P, which warrants contain a customary 9.9% blocker provision and, thus, are not exercisable within 60 days, and (b) 8,000,000 shares of our common stock issuable upon the conversion of 8,000,000 shares of our Series A Preferred Stock held by G&P, which preferred shares also contain a 9.9% blocker and, thus, are not convertible within 60 days.

(7)	Includes 2,000,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part II, Item 5 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In January 2011, we entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation.  George Duggan, our Chief Operations Officer, is the Vice President of ICS.   Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as our corporate headquarters and communications office, and provide us with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with our auditors and our financial statement preparers.  We will pay ICS a monthly fee of $6,000 for these services.  Our agreement with ICS became effective January 1, 2011, runs for a term of 12 months and may be extended or terminated by the parties upon 60 days prior notice.

In connection with and at the time of the Cromwell Merger, we issued 31,000,000 shares of our common stock to James Davidson, our Chief Executive Officer, in repayment of $31,000 of cash advances to us, and expenses incurred on behalf of us, by Mr. Davidson. On December 22, 2010, we repurchased and cancelled 13,000,000 of those shares from Mr. Davidson at a price of $13,000.

We have entered into a 12 month retainer agreement (which began on December 1, 2010) with G&P pursuant to which we pay G&P a monthly fee of $5,500 for providing to us legal services relating to SEC regulatory compliance and reporting requirements.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended January 31, 2011, and 2010, are set forth in the table below:

Fee Category	Fiscal year ended January 31, 2011	Fiscal year ended January 31, 2010
Audit fees (1)	$22,519	$29,781
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$22,519	$29,781

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp. (1)

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (2)

3.2	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 9, 2009 (3)

3.3	10.3	Certificate of Designation of Series A Convertible Preferred Stock as filed with the Nevada Secretary of State on December 23, 2010 (4)

3.4	10.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 30, 2010 (5)

3.5	3.2	By-Laws of Registrant (6)

4.2	10.17	Form of Investor Warrant dated July 11, 2007, for purchase of Registrant’s common stock (1)

4.3	10.3	Reversal Loan Promissory Note dated August 8, 2007 between the Registrant and Cromwell Uranium Holdings, Inc. (7)

Exhibit No.	SEC Report Reference Number	Description

4.4	4.1	Form of 10% Promissory Note of the Registrant dated March 22, 2010 (8)

4.5	*	Form of 0% Convertible Promissory Note of the Registrant dated September 16, 2010

4.6	10.2	Form of Investor Warrant Dated December, 2010 for purchase of Registrant’s common stock (4)

10.1	*	Registrant’s 2007 Stock Option Plan adopted June 15, 2007, as amended December 21, 2010

10.2	*	Form of 2007 Stock Option Plan Option Agreement

10.3	10.15	Registration Rights Agreement dated July 11, 2007 among Registrant and the persons named therein (1)

10.4	10.1	Reversal Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (2)

10.5	10.2	Reversal Loan and Control Share Pledge and Security Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.6	10.1	Restricted Stock Purchase Agreement dated November 12, 2007 between the Registrant and James D. Davidson (9)

10.7	10.1	Form of Subscription Agreement dated September __, 2008 among the Registrant, Gottbetter & Partners, LLP, as escrow agent, and the investors named therein (10)

10.8	*	Form of 12 month 0% Promissory Note Loan Agreement dated September __. 2009 by and among the Registrant and the Lenders named therein

10.9	10.2	Form of 12 month 10% Promissory Note Loan Agreements dated December 10. 2009 and March 5, 2010 by and among the Registrant and the Lenders named therein (8)

10.10	*	Form of 12 month 0% Convertible Promissory Note Loan Agreement dated September 16, 2010 by and among the Registrant and the Lenders named therein

10.11	*	Form of Amendment to Promissory Notes Agreement dated October 29, 2010 by and among the Registrant and the Lenders named therein

10.12	10.1	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and purchasers of Registrant’s common stock (4)

Exhibit No.	SEC Report Reference Number	Description

10.13	10.4	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and purchasers of Registrant’s Series A preferred Stock (4)

10.14	10.5	Form of Subscription Agreement Addendum of the Registrant dated December 22, 2010

10.15	*	Share Cancellation Agreement dated December 22, 2010 between the Registrant and James D. Davidson

10.16	*	Consulting Agreement dated October 15, 2010 between the Registrant and Edward Karr

10.17	*	Settlement Agreement dated December 15, 2010 between the Registrant and Gottbetter & Partners, LLP

10.18	*	Administrative Services Agreement dated January 1, 2011 between the Registrant and Incorporated Communications Services

10.19	*	Consulting Agreement dated January 17, 2011 between the Registrant and George Duggan

10.20	*	Form of Consulting Agreement dated January 18, 2011 between the Registrant and Consultant.

10.21	*	Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson

10.22	*	Property Option Agreement dated February 11, 2011 among the Registrant, Mexivada Mining Corp. and the other parties named therein

14.1	14.1	Code of Ethics (1)

16.1	16.1	Letter from Davis Accounting Group, P.C., dated July 8, 2010 to the SEC regarding statements included in Form 8-K (11)

21	*	List of Subsidiaries

31.1/31.2	*	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)
Filed with the SEC on July 13, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference

(2)
Filed with the SEC on August 9, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(3)
Filed with the SEC on March 11, 2009, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

(4)
Filed with the SEC on December 30,  2010, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(5)
Filed with the SEC on January 18, 2011, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K/A-1, which exhibit is incorporated herein by reference.

(6)
Filed with the SEC on May 30, 2006, as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-134549) on Form SB-2, which exhibit is incorporated herein by reference.

(7)
Filed with the SEC August 9, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(8)
Filed with the SEC on June 14, 2010, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

(9)
Filed with the SEC on November 11, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(10)
Filed with the SEC on December 15, 2008, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

(11)
Filed with the SEC on July 9, 2010, as an exhibit,   numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

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

SIGNATURE	TITLE	DATE

/s/ James D. Davidson
James D. Davidson	Director	May 16, 2011

/s/ David Rector	Director	May 16, 2011
David Rector

PART IV – FINANCIAL INFORMATION

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
California Gold Corp.
(An Exploration Stage Company)
La Cañada, CA

We have audited the accompanying  balance sheets of California Gold Corp. (an exploration stage company) (the “Company”) as of January 31, 2011 and 2010, and the related statements of expenses, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of California Gold Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Gold Corp. as of January 31, 2011 and 2010 and the results of its expenses and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

May 16, 2011

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	January 31, 2011	January 31, 2010

ASSETS

Current assets:
Cash	$1,268,254	$373
Prepaid expenses – related parties	33,784	-
Total current assets	1,302,038	373

Mining rights	20,000	-
Total assets	$1,322,038	$373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$27,129	$29,519
Accounts payable - related party	52,250	175,394
Notes and interest payable - related party	-	20,930
Derivative liabilities	2,305,770	-
Other accrued liabilities	2,500	142
Total current liabilities	2,387,649	225,985
Total liabilities	2,387,649	225,985

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 22,000,000 and 10,000,000 shares authorized at January 31, 2011 and 2010, respectively; 22,000,000 shares issued and outstanding at January 31, 2011 and none at January 31, 2010	22,000	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 92,701,260 and 58,063,002 shares issued and outstanding at January 31, 2011 and 2010, respectively	92,701	58,063
Additional paid-in capital	1,678,791	960,005
Deficit accumulated during the exploration stage	(2,859,103)	(1,243,680)
Total stockholders' deficit	(1,065,611)	(225,612)
Total liabilities and stockholders' deficit	$1,322,038	$373

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF EXPENSES

	Year Ended January 31, 2011	Year Ended January 31, 2010	April 19, 2004 (Inception) to January 31, 2011 (Unaudited)

Expenses	$-	$-	$-

Mineral property expenses	52,452	-	78,102
Bad debt expense	-	-	559,483
General and administrative	489,756	182,380	1,148,181
Total operating expenses	542,208	182,380	1,785,766
Loss from operations	(542,208)	(182,380)	(1,785,766)

Other income (expenses):
Interest income	271	1	291
Interest expense	(1,621)	(142)	(1,763)
Realized and unrealized loss on derivatives, net	(1,062,247)	-	(1,062,247)
Amortization of debt discount	(9,618)	-	(9,618)
Total other income (expenses)	(1,073,215)	(141)	(1,073,337)
Net loss	$(1,615,423)	$(182,521)	$(2,859,103)
Loss per common share:
Loss per common share- basic and diluted	$(0.03)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	62,444,953	58,148,618

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

						Deficit
					Additional	Accumulated
	Common Stock		Preferred Stock		Paid-In	During the
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance - April 19, 2004 (inception)	-	$-	-	$-	$-	$-	$-
Loss for the year ended January 31, 2005	-	-	-	-	-	-	-
Balance - January 31, 2005	-	$-	-	$-	$-	$-	$-
Common stock issued for cash	46,990,000	46,990	-	-	(39,590)	-	7,400
Common stock issued for cash	6,985,000	6,985	-	-	4,015	-	11,000
Common stock issued for cash	1,778,000	1,778	-	-	54,222	-	56,000
Loss for the year ended January 31, 2006	-	-	-	-	-	(29,275)	(29,275)
Balance - January 31, 2006	55,753,000	$55,753	-	$-	$18,647	$(29,275)	$45,125
Loss for the year ended January 31, 2007	-	-	-	-	-	(21,158)	(21,158)
Balance - January 31, 2007	55,753,000	$55,753	-	$-	$18,647	$(50,433)	$23,967
Common stock issued for services	12,700,000	12,700	-	-	(10,700)	-	2,000
Cancellation of common stock	(44,450,000)	(44,450)	-	-	44,450	-	-
Common stock issued for expenses paid by officer	31,000,002	31,000	-	-	-	-	31,000
Common stock issued for convertible debentures	1,190,000	1,190	-	-	593,810	-	595,000
Contributed capital for donated services	-	-	-	-	235,668	-	235,668
Loss for the year ended January 31, 2008	-	-	-	-	-	(935,664)	(935,664)
Balance - January 31, 2008 (unaudited)	56,313,002	$56,313	-	$-	$881,875	$(986,097)	$(48,029)
Cancellation of common stock	(2,000,000)	(2,000)	-	-	2,000	-	-
Common stock issued for cash	4,000,000	4,000	-	-	16,000	-	20,000
Common stock issued for cash	120,000	120	-	-	59,880	-	60,000
	-	-	-	-		-
Loss for the year ended January 31, 2009	-	-	-	-	-	(75,062)	(75,062)
Balance - January 31, 2009	58,313,002	$58,313	-	$-	$959,755	$(1,061,159)	$(43,091)
Cancellation of common stock	(250,000)	(250)	-	-	250	-	-
Loss for the year ended January 31, 2010	-	-	-	-	-	(182,521)	(182,521)
Balance - January 31, 2010	58,063,002	$58,063	-	$-	$960,005	$(1,243,680)	$(225,612)
Common stock issued for services	4,500,000	4,500	-	-	229,945	-	234,445
Cancellation of common stock	(15,000,000)	(15,000)	-	-	(48,000)	-	(63,000)
Common stock, preferred stock, and derivative warrants instruments sold in private placement offering at $0.025 per share, less offering costs of $15,500	41,478,258	41,478	22,000,000	22,000	1,523,478	-	1,586,956
Derivatives resulting on above stock issued					(1,323,133)		(1,323,133)
Common stock issued for convertible notes	3,660,000	3,660	-	-	179,205	-	182,865
Contribution to capital on forgiveness of related party debt	-	-	-	-	157,291		157,291
Loss for the year ended January 31, 2011	-	-	-	-	-	(1,615,423)	(1,615,423)
Balance - January 31, 2011	92,701,260	$92,701	22,000,000	$22,000	$1,678,791	$(2,859,103)	$(1,065,611)

The accompanying notes are an integral part of these consolidated financial statements.

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Year Ended January 31, 2011	Year Ended January 31, 2010	April 19, 2004 (Inception) to January 31, 2011 (Unaudited)
Cash flows from operating activities:
Net loss	$(1,615,423)	$(182,521)	$(2,859,103)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	234,445	-	503,113
Amortization of debt discount	9,618	-	9,618
Unrealized and realized loss on derivatives, net	1,062,247	-	1,062,247
Changes in operating assets and liabilities:
Prepaid expenses	(33,784)	-	(33,784)
Accounts payable	(3,320)	(17,685)	(31,218)
Accounts payable - related party	34,521	175,394	209,915
Accrued expenses	2,500	-	2,642
Interest accrued on notes payable from related party	1,621	142	1,621
Net cash used in operating activities	(307,575)	(24,670)	(1,134,949)
Cash flows from investing activities:
Investment in mining rights	(20,000)	-	(20,000)
Net cash used in investing activities	(20,000)	-	(20,000)
Cash flows from financing activities:
Proceeds from related party loans	71,500	20,930	92,430
Proceeds from common and preferred stock issued, net of offering costs	1,586,956	-	2,393,773
Payments from cancellation of common stock	(63,000)	-	(63,000)
Net cash provided by financing activities	1,595,456	20,930	2,423,203
Net increase (decrease) in cash	1,267,881	(3,740)	1,268,254
Cash - beginning of period	373	4,113	-
Cash - end of period	$1,268,254	$373	$1,268,254

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	-	-	-

Noncash investing and financing activities:
Contributed capital - loss on extinguishment of debt owed to related party	$374	$-	$374
Debt discount due to derivative liabilities	9,618	-	9,618
Contributed capital - payables settled by stockholder	157,665	-	157,665
Issuance of common stock for convertible notes	182,865	-	3,660
Derecognition of derivatives related to convertible notes	91,365	-	91,365
Issuance of derivative warrant instruments	1,323,133	-	1,323,133
Related party note receivable write-off	-	-	557,927
Common stock cancellation	15,000	250	61,700

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

California Gold Corp. (“California Gold” or the “Company”) is a Nevada corporation whose principal focus is the identification, acquisition and development of rare and precious metals mining properties in the Americas. The Company is still in the exploration stage and has not generated any revenues from its mining properties to date.

The Company was incorporated on April 19, 2004 under the name of Arbutus Resources Inc. On August 9, 2007, the Company changed its name to US Uranium Inc. On March 9, 2009, the Company changed its name to California Gold Corp.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2011 and 2010, and the reported revenues and expenses for the years then ended and cumulative from inception.  Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC) and, at times, balances may exceed government insured limits. The Company has never experienced any losses related to these balances. Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution.

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

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrants and convertible derivative financial instruments, the Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

The Company measures fair value in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

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

Acquisition-Related Costs

For the year ended January 31, 2011, the Company incurred certain costs related to the AuroTellurio Acquisition (as defined below in Note 4). Those costs included legal, valuation, travel, and other professional or consulting fees. The Company accounted for those acquisition-related costs under FASB ASC Topic 805, Business Combinations. The costs were recognized as mineral property expenses in the periods in which the costs were incurred and the services received. The Company recorded $52,452 in costs for the year ended January 31, 2011 and none for the year ended January 31, 2010.

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

For the year ended January 31, 2011, the Company recorded $489,756 in the general and administrative expense on the statements of operations. The Company did not issue any share-based payments to employees and non-employees in the year ended January 31, 2010.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

NOTE 3 – MINING RIGHTS

On October 5, 2010, the Company entered into a binding offer letter agreement, as amended November 21, 2010, with Mexivada Mining Corp., pursuant to which the Company would be granted an option to acquire up to an 80% legal and beneficial ownership interest in Mexivada’s La Viuda and La Viuda-1 concessions comprising its AuroTellurio tellurium-gold-silver property (the “Property”) in Moctezuma, Sonora, Mexico. Under the terms of the Letter Agreement, the Company paid a deposit of $20,000, which will be credited to the Company towards its first annual payment due at the closing of the acquisition. The $20,000 the Company paid to Mexivada is included in the balance sheet at January 31, 2011 as “Mineral rights” pending the Closing of the acquisition. The Company will pay an additional $10,000 and issue 250,000 common shares to Mexivada upon the Closing, which the Company expects to be prior to the end of the Company’s second fiscal quarter. Additionally, the Company will make the following cash payments and share issuances to Mexivada: (i) $40,000 and 250,000 shares on the first anniversary of the Closing; (ii) $50,000 and 300,000 shares on the second anniversary of the Closing; (iii) $70,000 and 350,000 shares on the third anniversary of the Closing; and (iv) $100,000 and 500,000 shares on the fourth anniversary of the Closing.

On February 11, 2011, the Company entered into a property option agreement (the “AuroTellurio Option Agreement”) with Mexivada, which formalized and replaced the Letter Agreement. Under the terms of the AuroTellurio Option Agreement, in addition to cash payments and share issuances mentioned above, the Company will incur $3,000,000 in cumulative exploration expenditures on the Property over a four year period at an investment rate of at least $750,000 per year. The Company will earn a 20% vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement by investing $750,000 in an exploration program and up to an additional 60% interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program in each of the following three years, or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement. Each 20% interest will vest earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled.

Mexivada and its Mexican subsidiary hold only the mineral rights in the AuroTellurio Property, which rights were granted by the government of Mexico.  Neither Mexivada nor its Mexican subsidiary owns the real property rights to the land underlying the La Viuda Concessions.  The Company expects to obtain a surface rights agreement with the landowner on whose property the La Viuda Concessions are located to conduct its exploration program, and obtaining this agreement is a precondition to the Closing.

Under the terms of the Agreement, the Company will act as “Operator,” exclusively responsible, in consultation with Mexivada, for carrying out and administering exploration, development and mining work on the AuroTellurio Property.  If costs of the exploration program exceed the agreed upon $300,000 investment, the Company will share additional costs with Mexivada on a proportionate share basis.  Once the Company has earned its full 80% interest in the AuroTellurio Property, the Company will form a joint venture with Mexivada applicable to the further development and commercialization of the AuroTellurio Property. The Closing is expected to take place prior to the end of the Company’s second fiscal quarter.

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

At January 31, 2011 and January 31, 2010, the Company owed $52,250 and $175,394, respectively, to certain stockholders for legal and consulting fees, and to Incorporated Communications Services for administrative services. During the year ended January 31, 2011, $157,665 of the payable to Gottbetter & Partners, LLP (“G&P”) for legal services provided during August 2007 and November 2010 was forgiven and treated as a contribution of capital to the Company. See Note 8.

Conversion of Related Party Note Payables

Modified Promissory Notes

Between September 2009 and October of 2010, an officer and three stockholders loaned the Company an aggregate of $31,500 for working capital purposes. The loans bore interest between 0% and 10%, matured between October 2010 and September 2011 and were unsecured.  In September 2010, two of the related party non-interest bearing loans, totaling $5,000, matured.  The two loans were modified in September 2010, whereby the maturity dates were extended from September 9, 2010 to September 9, 2011. The Company evaluated the modification under FASB ASC 470-50 and determined they did not qualify as extinguishments of debt.

On October 13, 2010, the aforementioned loans issued to an officer and three stockholders by the Company in 2009 and 2010, totaling $31,500, were amended to require their mandatory conversion, without interest, at a conversion price of $0.025 per share upon the initial closing of a private placement offering, which occurred on December 22, 2010.  In addition, the interest rates on all of the notes were reduced to zero and the accrued interest on the notes totaling $1,511 was forgiven.

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

Upon the initial closing of a private placement offering on December 22, 2010, the $31,500 promissory notes were converted to 1,260,000 shares at a conversion price of $0.025 per share. See Note 8.

Convertible Notes

In June 2010, a stockholder loaned the Company $10,000 for working capital purposes. The loan was unsecured, bore interest of 10 percent per annum, and was initially due in June 2011. On September 16, 2010, this loan was modified whereby the interest rate was reduced to zero and the term of the loan was revised to September 2011. In addition, a conversion option was added whereby the note is convertible at the holder’s option at $0.03 and mandatorily convertible at a lower rate of $0.025 upon the initial closing of a private placement offering, which occurred on December 22, 2010.

The Company evaluated the aforementioned loan modification under FASB ASC 470-50 and determined the modification qualified as an extinguishment of debt due to a substantive conversion option being added. The Company also evaluated the conversion option under FASB ASC 815-15 for derivative treatment and determined the conversion option is required to be accounted for as a derivative due to the conversion rate reset provision. The issuance date fair value of the conversion option was determined to be $2,137 (see Note 6). In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a capital transaction. A net loss on the extinguishment of $1,885 was recorded as additional paid-in capital.

On September 16, 2010, the Company issued related party convertible notes totaling $45,000 to an officer and two stockholders.  The convertible notes are non-interest bearing, mature in one year, and are convertible at the option of the borrower into common shares at a conversion rate of $0.03 per share. In addition, the notes are mandatorily convertible at a lower rate of $0.025 upon the initial closing of a private placement offering, which occurred on December 22, 2010.

The Company evaluated the aforementioned conversion options under FASB ASC 815-15 for derivative treatment and determined the conversion options are required to be accounted for as a derivative due to the conversion rate reset provisions. The issuance date fair value of the conversion options was determined to be $9,618 (see Note 6). This original fair value was recorded as a discount on the notes and was to be amortized over the life of the notes using the effective interest rate method. At the date of the conversion on December 22, 2010, any unamortized debt discount was recorded as an expense and included in other expenses on the statement of expenses as of January 31, 2011.

On September 16, 2010, the Company issued another related party convertible note totaling $5,000 to a stockholder. The convertible note is non-interest bearing, mature in one year, and is convertible at the option of the borrower into common shares at a conversion rate of $0.03 per share. In addition, the note is mandatorily convertible at a lower rate of $0.025 upon the initial closing of a private placement offering, which occurred on December 22, 2010. The money on the note was not received by the Company until December 22, 2010, the date of the initial closing of a private placement offering, and therefore, the Company concluded it did not qualify for derivative treatment; instead, it was treated as a regular purchase of the Company’s common stock.

Upon the initial closing of a private placement offering on December 22, 2010, the total of $65,000 convertible notes were converted to 2,400,000 shares at $0.025 per share. See Note 8.

Compensation of Officers and Directors

In January 2011, the Company entered into an arrangement with George Duggan to serve as the Company’s Chief Operating Officer effective January 17, 2011. Under the terms of the arrangement, the Company will pay Mr. Duggan a $2,500 fee per month for his services. The $2,500 fee for the month of January was accrued for as of January 31, 2011 and recorded in the general and administrative expense on the statements of operations.

Legal, Consulting, and Other Professional Fees

The Company has entered into a 12-month retainer agreement with G&P, effective December 1, 2010, pursuant to which the Company will pay G&P, a stockholder of the Company, a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements. As of January 31, 2011, the Company had an outstanding advance payment for these services in the amount of $22,000 and incurred $11,000 in legal fees as of January 31, 2011.

On December 15, 2010, the Company issued 500,000 shares to G&P for legal services provided to the Company, fair valued at $12,500, which was recorded as the stock-based compensation expense in the general and administrative expense on the statements of operations.

For the years ended January 31, 2011 and 2010, legal fees to G&P totaled $189,155 and $135,554, respectively, and primarily related to SEC filings, acquisitions, private placement offerings, and other general corporate matters. The legal fees incurred are included in the general and administrative expense on the statements of operations. The $46,250 and $175,394 of legal fees outstanding are in the accounts payable to related party on the balance sheets as of January 31, 2011 and 2010, respectively.

In December 2010, the Company entered into a consulting agreement with Oberal International, Inc. (“Oberal”), a stockholder of the Company. Oberal will provide the Company with regular and customary capital markets and corporate finance consulting advice, including recommendations concerning investor and strategic introductions to potential industry partners. The agreement became effective December 15, 2010, runs for a term of 90 days and may be extended upon the mutual agreement between the parties. In consideration of services to be rendered by Oberal, the Company agreed to pay Oberal $25,250 for the term of the agreement. As of January 31, 2011, the Company had an outstanding advance payment for these services in the amount of $11,783 and incurred $13,467 in consulting fees as of January 31, 2011. The consulting fees incurred are included in the general and administrative expense on the statements of operations.

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with the auditors and financial statement preparers. The Company will pay ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, runs for a term of 12 months and may be extended or terminated by the parties upon 60 days prior notice. As of January 31, 2011, the Company recorded an accrual of $6,000 for services provided by ICS for the month of January 2011, which is recorded in the general and administrative expense on the statements of operations.

In January 2011, the Company entered into a consulting agreement with Melechdavid, Inc., a stockholder of the Company. Melechdavid, Inc. will provide certain consulting services to the Company’s business for a term of 90 days, commencing on January 18, 2011, the effective date of this agreement, and fair valued at $12,500. The agreement may be extended upon the mutual agreement between the parties. In consideration of services to be rendered by Melechdavid, Inc., the Company agreed to issue the 500,000 restricted shares of its common stock, $0.001 per share. As of January 31, 2011, the Company has not yet issued its common stock to Melechdavid, Inc. In the general and administrative expense on the statements of operations for the year ended January 31, 2011, the Company recorded the $1,944 of stock-based compensation expense for the services provided by Melechdavid, Inc. to the Company in January 2011.

The Company incurred certain acquisition-related consulting and marketing costs to Michael Baybak & Co., Inc., a stockholder of the Company, totaling $13,819 for the year ended January 31, 2011. There were no fees payable to Michael Baybak & Co., Inc. for the year ended January 31, 2010.

NOTE 5 – DERIVATIVE LIABILITIES

Convertible Notes

As discussed in Note 5, $55,000 in outstanding convertible notes qualified for derivative treatment under FASB ASC 815-15 due to conversion rate reset provisions. The Company estimated the fair value of these liabilities on September 16, 2010 to be $11,755. $2,137 was included in the gain/loss determination for extinguished debt and $9,618 was recorded as a discount on the associated debt.

The derivative liabilities were fair valued on December 22, 2010, the conversion date, at $91,365 resulting in a loss on the change in fair value of $79,610 for the year ended December 31, 2010. Due to conversion, the Company derecognized derivative liabilities associated to convertible notes to equity, in accordance with FASB ASC 815. Additionally, any unamortized debt discount was recorded as an expense and included in other expenses on the statement of expenses as of January 31, 2011.

The Company used the Black-Scholes option pricing model to estimate the fair values with the following assumptions: the market price of the Company’s common stock on the measurement dates of $0.01 and $0.05, no expected dividend yield; expected volatilities ranging from 246% to 271%; risk-free interest rates of 0.25%; and expected terms ranging from 1 to 0.7 years.

Derivative Warrant Instruments

In December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants.  The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were revalued to $2,305,770 at balance sheet date as of January 31, 2011, with the total $982,637 change in value recorded as unrealized loss in non-operating expense.

The fair value of each warrant granted in the private placement offering has been estimated on the dates of grant using the Black-Scholes pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	30,739,129
Market price of the Company’s common stock on the measurement dates	$0.05 and $0.09
Exercise price	$1.125
Risk free interest rate	0.475%
Dividend yield	0.00%
Volatility	257.95%
Expected exercise term in years	1.5

NOTE 6 – FAIR VALUE MEASUREMENTS

As defined in FASB ASC Topic 820, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Topic requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Pricing inputs other than quoted market prices included in Level 1 that are based on observable market data and are directly or indirectly observable for substantially the full term of the asset or liability. These include quoted market prices for similar assets or liabilities, quoted market prices for identical or similar assets in markets that are not active, adjusted quoted market prices, inputs from observable data such as interest rate and yield curves, volatilities or default rates observable at commonly quoted intervals or inputs derived from observable market data by correlation or other means.

Level 3: Pricing inputs that are unobservable or less observable from objective sources. Unobservable inputs should only be used to the extent observable inputs are not available. These inputs maintain the concept of an exit price from the perspective of a market participant and should reflect assumptions of other market participants. An entity should consider all market participant assumptions that are available without unreasonable cost and effort. These are given the lowest priority and are generally used in internally developed methodologies to generate management's best estimate of the fair value when no observable market data is available.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Certain assets and liabilities are reported at fair value on a recurring or nonrecurring basis in the Company’s balance sheet. The following methods and assumptions were used to estimate the fair values:

Cash, Prepaid assets, Mining rights (deposits), Accounts payable, and Accrued liabilities
The carrying amounts approximate fair value because of the short-term nature or maturity of the instruments.

Derivative liabilities
The Company’s determination of fair value of its derivative instruments incorporates various factors required under FASB Topic ASC 815. The fair values of the Company’s derivatives are valued using less observable data from objective sources as inputs into internal valuation models. Therefore, the Company considers the fair value of its derivatives to be Level 3 hierarchy. At January 31, 2011, the aggregate Level 3 fair value of the derivative liabilities was $2,305,770. There were no derivatives as of January 31, 2010.

NOTE 7 – EQUITY

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

On December 10, 2010, the Company increased its total authorized shares of preferred stock from 10,000,000 to 22,000,000 and designated such shares as Series A Convertible Preferred Stock, par value $0.001 per share, to be issued to certain accredited investors in the private placement offering. Each share of Series A Preferred Stock is convertible at any time into one share of common stock, subject to a 9.99% conversion blocker, and participates in dividends and other distributions on an equivalent basis with the Company’s common stock. The Series A Preferred Stock does not carry voting rights.

On December 10, 2010, the Company amended its 2007 Stock Option Plan by increasing to 16,000,000 shares the number of common shares authorized for issuance, subject to change in the case of any recapitalization of the Company’s common stock.

On December 21, 2010, the Company issued 3,660,000 shares to certain note holders upon conversion of outstanding convertible promissory notes. See Note 5.

On December 21, 2010, the Company issued 18-month warrants to the PPO subscribers, pursuant to which the PPO subscribers will have the right to purchase, at $0.125 per whole share, one-half of a share for each common share purchased in the PPO completed in December 2010 and January 2011. See Note 6.

On December 21, 2010, the Company’s Board of Directors authorized to reserve for issuance (i) the 22,000,000 shares of common stock into which the Series A Convertible Preferred Stock is convertible; (ii) the 30,739,129 and 1,190,000 shares issuable upon conversion of the 2010 and 2007 warrants, respectively; and (iii) the 16,000,000 shares that can be issued under the Company’s 2007 Stock Option Plan.

Private Placement Offering

On December 22, 2010, the Company sold to various persons (collectively, the “Investors”) 58,478,258 units of its securities (the “Units”) for gross proceeds of $1,461,956, at an offering price of $0.025 per Unit.  Each of 36,478,258 of the Units consists of one common share and a warrant to purchase one-half share at $0.125 per whole share. Each of the remaining 22,000,000 Units consists of one share of the Company’s Series A Convertible Preferred Stock and warrants to purchase one-half of one share of common stock. The warrants will be exercisable from issuance until eighteen months after the closing of the PPO.

On January 13, 2011, the Company sold an additional 5,000,000 Units for a total price of $125,000. The Company repurchased and cancelled 2,000,000 Units for $50,000. As of January 13, 2011, cumulatively the Company has sold a total of 61,478,258 Units for a total price of $1,586,956. The Company incurred closing costs of $15,500, resulting in net proceeds from the Offering of $1,571,456. The Company plans to apply the net proceeds of the closing primarily towards the AuroTellurio Acquisition (see Note 4) and certain outstanding accounts payable and working capital.

Capital Contribution

During the year ended January 31, 2011, a stockholder of the Company, G&P, wrote off accounts payable totaling $157,665 on behalf of the Company.  No shares were issued in exchange for this capital contribution.

Shares for Services

Pursuant to a Consulting Services Agreement between the Company and an unrelated party, dated as of October 15, 2010, the Company issued 4,000,000 shares as consideration for professional services rendered relating to business development and corporate finance. The 4,000,000 shares were valued at $220,000, or $0.05 per share, using the closing price of the Company’s common stock on the date the agreement was executed.

On December 15, 2010, the Company issued the 500,000 shares to G&P, a stockholder of the Company, for legal services previously provided to the Company. The 500,000 shares were valued at $12,500, or $0.025 per share, using the purchase price of the Company’s common stock in the initial private placement offering held in December 2010.

Pursuant to a Consulting Services Agreement as of January 18, 2011 between the Company and Melechdavid, Inc., a stockholder of the Company, the Company agreed to issue the 500,000 restricted shares for future services relating to business development and corporate finance. The 500,000 shares were valued at $12,500, or $0.025 per share, using the purchase price of the Company’s common stock in the second private placement offering held in January 2011.

The Company recognized non-cash stock-based compensation expense of $234,445 during the year ended January 31, 2011 in connection with these issuances.

Pursuant to a merger agreement in 2007, the Company cancelled 44,450,000 shares and issued 31,000,000 shares to a merger partner stockholder. As a result of cancelling and unwinding the Merger, those 31,000,000 shares were canceled.

In connection with the terms of the 2007 Merger, and cancellation and reversal of the Merger, an officer and director of the Company made advances to, and incurred expenses on behalf of the Company of $31,000.  The Company reimbursed this officer by issuing 31,000,000 shares.  On December 22, 2010, the Company repurchased and cancelled 13,000,000 of those shares from Mr. Davidson at a price of $13,000.

NOTE 8 – CONVERTIBLE DEBENTURES AND WARRANTS

On June 22, 2007, and June 28, 2007, the Company issued a series of convertible debentures.  In connection with a failed merger attempt in 2007, the money was loaned to the proposed merger partner and warrants were issued in connection with the conversion of the loans into common stock.  These warrants remain outstanding.

A summary of the status of 2007 warrants granted as of January 31, 2011 and 2010 is as follows:

		Average
		Exercise
Description	Shares	Price

Outstanding at January 31, 2009	1,190,000	$0.75
Outstanding at January 31, 2010	1,190,000	$0.75
Outstanding at January 31, 2011	1,190,000	$0.75

A summary of the status of 2007 warrants outstanding as of January 31, 2011 is presented below:

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life Years	Price	Exercisable	Price
$0.75	1,190,000	1.46	$0.75	1,190,000	$0.75

NOTE 9 – INCOME TAXES

No provision for federal income taxes has been recognized for the years ended January 31, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.
The Company had deferred income tax assets as of January 31, 2011 and 2010 as follows:

	2011	2010

Loss carryforwards	$805,412	$240,014
Less - Valuation allowance	(805,412)	(240,014))
Total net deferred tax assets	$-	$-

The Company had net operating loss carryforwards for income tax reporting purposes of $2,301,176 and $685,753 as of January 31, 2011 and 2010, respectively, that may be offset against future taxable income. These net operating loss carryforwards may be carried forward in varying amounts until the time when they begin to expire in 2027 through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in lawsuits and legal proceedings that arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

As discussed above in Note 5, the Company entered into several agreements with related parties. On December 1, 2010, the Company entered into a 12-month retainer agreement with G&P, pursuant to which the Company will pay G&P a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements.

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services. Pursuant to this agreement, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with the auditors and financial statement preparers. The Company will pay ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, runs for a term of 12 months and may be extended or terminated by the parties upon 60 days prior notice.

On January 17, 2011, the Company entered into an independent contractor consulting agreement with George Duggan pursuant to which the Company agreed to pay to Mr. Duggan $2,500 per month for 12 months beginning January 17, 2011 for his services rendered to the Company as the Chief Operating Officer. The agreement runs for a term of 12 months and may be extended by agreement of the parties.  The agreement may be terminated by the Company for cause during its term or for any reason after the first 12 months upon five days prior notice, and by the executive officer for any reason upon 30 days prior notice. The Company has also agreed to reimburse the executives for all reasonable pre-approved out-of-pocket expenses incurred in connection with their performance under the agreements.

In January 2011, the Company entered into a consulting agreement with Melechdavid, Inc., which will provide certain consulting services to the Company’s business for a term of 90 days, commencing on January 18, 2011, the effective date of this agreement, and fair valued at $12,500. The agreement may be extended upon the mutual agreement between the parties. In consideration of services to be rendered by Melechdavid, Inc., the Company agreed to issue the 500,000 restricted shares of its common stock, $0.001 per share.

NOTE 11 – SUBSEQUENT EVENTS

Consulting Agreement

On February 1, 2011, the Company entered into an independent contractor consulting agreement with James Davidson pursuant to which the Company agreed to pay to Mr. Davidson $5,000 per month for 12 months beginning February 1, 2011 for his services rendered to the Company as the Chief Executive Officer.