Form 10-Q
period 2011-04-30
CALIFORNIA GOLD CORP.
filed 2011-06-14
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011
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

There were 93,201,260 shares of common stock issued and outstanding as of June 14, 2011.

CALIFORNIA GOLD CORP.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of California Gold Corp. (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes.  In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended January 31, 2011, previously filed on Form 10-K with the Securities and Exchange Commission, File No. 333-134549.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	April 30, 2011	January 31, 2011

ASSETS

Current assets:
Cash	$1,261,115	$1,268,254
Prepaid expenses – related parties	14,204	33,784
Total current assets	1,275,319	1,302,038

Mining rights	20,000	20,000
Total assets	$1,295,319	$1,322,038

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$11,922	$27,129
Accounts payable – related party	-	52,250
Derivative liabilities	2,910,667	2,305,770
Other accrued liabilities	-	2,500
Total current liabilities	2,922,589	2,387,649
Total liabilities	2,922,589	2,387,649

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 22,000,000 shares authorized at April 30, 2011 and January 31, 2011; 22,000,000 shares issued and outstanding at April 30, 2011 and January 31, 2011	22,000	22,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized at April 30, 2011 and January 31, 2011; 101,201,260 and 92,701,260 shares issued and outstanding at April 30, 2011 and January 31, 2011, respectively	101,201	92,701
Additional paid-in capital	1,588,972	1,678,791
Deficit accumulated during the exploration stage	(3,339,443)	(2,859,103)
Total stockholders' deficit	(1,627,270)	(1,065,611)
Total liabilities and stockholders' deficit	$1,295,319	$1,322,038

The accompanying notes are an integral part of these unaudited financial statements.

CALIFORNIA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF EXPENSES
 (Unaudited)

	Three Months Ended		Cumulative
	April 30,		From
	2011	2010	Inception

Expenses:
Mineral property expenses	$66,174	$-	$144,276
Bad debt expense	-	-	559,483
General and administrative	101,697	42,210	1,249,878

Total operating expenses	167,871	42,210	1,953,637

Loss from operations	(167,871)	(42,210)	(1,953,637)

Other income (expenses):
Interest income	554	-	845
Interest expense	-	(391)	(1,763)
Realized and unrealized loss on derivatives, net	(313,023)	-	(1,375,270)
Amortization of debt discount	-	-	(9,618)

Total other income (expenses)	(312,469)	(391)	(1,385,806)

Net loss	$(480,340)	$(42,601)	$(3,339,443)

Loss per common share:
Loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	94,343,305	58,063,002

The accompanying notes are an integral part of these unaudited financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Cumulative
	April 30,		From
	2011	2010	Inception
Cash flows from operating activities:
Net loss	$(480,340)	$(42,601)	$(3,339,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,555	-	513,668
Amortization of debt discount	-	-	9,618
Unrealized and realized loss on derivatives, net	313,023	-	1,375,270
Changes in operating assets and liabilities:
Prepaid expenses	19,580	-	(14,204)
Accounts payable	(15,207)	4,549	(46,425)
Accounts payable – related party	(52,250)	26,163	157,665
Accrued expenses	(2,500)	-	142
Interest accrued on notes payable from related party	-	389	1,621
Net cash used in operating activities	(207,139)	(11,500)	(1,342,088)
Cash flows from investing activities:
Investment in mining rights	-	-	(20,000)
Net cash used in investing activities	-	-	(20,000)
Cash flows from financing activities:
Proceeds from related party loans	-	11,500	92,430
Proceeds from common and preferred stock issued, net of offering costs	200,000	-	2,593,773
Payments from cancellation of common stock	-	-	(63,000)
Net cash provided by financing activities	200,000	11,500	2,623,203
Net increase (decrease) in cash	(7,139)	-	1,261,115
Cash - beginning of period	1,268,254	373	-
Cash - end of period	$1,261,115	373	1,261,115

Noncash investing and financing activities:
Contributed capital - loss on extinguishment of debt owed to related party	$-	$-	$374
Debt discount due to derivative liabilities	-	-	9,618
Contributed capital - payables settled by stockholder	-	-	157,665
Issuance of common stock for convertible notes	-	-	3,660
Derecognition of derivatives related to convertible notes	-	-	91,365
Issuance of derivative warrant instruments	291,874	-	1,615,007
Related party note receivable write-off	-	-	557,927
Common stock cancellation	-	250	61,700

The accompanying notes are an integral part of these unaudited financial statements.

CALIFORNIA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of April 30, 2011 and 2010 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The financial statements as of and for the three months ended April 30, 2011 and 2010 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at January 31, 2011 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2011 as filed with the SEC.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Acquisition-Related Costs

For the three months ended April 30, 2011, the Company incurred certain costs related to the AuroTellurio Acquisition (as defined below in Note 4). Those costs included legal, valuation, travel, and other professional or consulting fees. The Company accounted for those acquisition-related costs under FASB ASC Topic 805, Business Combinations. The costs were recognized as mineral property expenses in the periods in which the costs were incurred and the services received. The Company recorded $66,174 in costs for the three months ended April 30, 2011 and none for the three months ended April 30, 2010.

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

For the three months ended April 30, 2011, the Company recorded $10,555 in stock-based compensation as a component of general and administrative expenses. The Company did not issue any share-based payments to employees and non-employees during the three months ended April 30, 2010.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

NOTE 4 – MINING RIGHTS

On February 11, 2011, the Company entered into a property option agreement (the “AuroTellurio Option Agreement”) with Mexivada, which formalized and replaced the Letter Agreement. Under the terms of the AuroTellurio Option Agreement, the Company is committed to incur $3,000,000 in cumulative exploration expenditures on the Property over a four year period at an investment rate of at least $750,000 per year. The Company will earn a 20% vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement by investing $750,000 in an exploration program and up to an additional 60% interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program in each of the following three years, or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement. Each 20% interest will vest earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled.

Mexivada and its Mexican subsidiary hold only the mineral rights in the AuroTellurio Property, which rights were granted by the government of Mexico. Neither Mexivada nor its Mexican subsidiary owns the real property rights to the land underlying the La Viuda Concessions. The Company expects to obtain a surface rights agreement with the landowner on whose property the La Viuda Concessions are located to conduct its exploration program, and obtaining this agreement is a pre-condition to the Closing.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Compensation of Officers and Directors

In January 2011, the Company entered into an arrangement with George Duggan to serve as the Company’s Chief Operating Officer effective January 17, 2011. Under the terms of the arrangement, the Company pays Mr. Duggan a $2,500 fee per month for his services.

On February 1, 2011, the Company entered into an independent contractor consulting agreement with James Davidson, pursuant to which the Company agreed to pay Mr. Davidson $5,000 per month for 12 months beginning February 1, 2011 for his services rendered to the Company as the Chief Executive Officer.

The total compensation to Mr. Duggan and Mr. Davidson amounted to $20,000 for the three months ended April 30, 2011 and was recorded as a component of general and administrative expenses.

Legal, Consulting and Other Professional Fees

The Company has entered into a 12-month retainer agreement with Gottbetter & Partners, LLP (“G&P”), effective December 1, 2010, pursuant to which the Company will pay G&P, a stockholder of the Company, a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements. As of April 30, 2011, the Company had an outstanding advance payment for these services in the amount of $5,500.

For the three months ended April 30, 2011 and 2010, legal fees to G&P totaled $22,722 and $26,162, respectively, and primarily related to SEC filings, acquisitions, private placement offerings, and other general corporate matters. The legal fees incurred are included as a component of general and administrative expenses.

In December 2010, the Company entered into a consulting agreement with Oberal International, Inc. (“Oberal”), a stockholder of the Company. Oberal will provide the Company with regular and customary capital markets and corporate finance consulting advice, including recommendations concerning investor and strategic introductions to potential industry partners. The agreement became effective December 15, 2010, runs for a term of 90 days and may be extended upon the mutual agreement between the parties. In consideration of services to be rendered by Oberal, the Company agreed to pay Oberal $25,250 for the term of the agreement. The Company incurred $11,783 in consulting fees during the three months ended April 30, 2011, which are included as a component of general and administrative expenses.

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with the auditors and financial statement preparers. The Company pays ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, runs for a term of 12 months and may be extended or terminated by the parties upon 60 days prior notice. The Company incurred $18,000 in management fees as of April 30, 2011, which are included as a component of general and administrative expenses.

In January 2011, the Company entered into a consulting agreement with Melechdavid, Inc., a stockholder of the Company. Melechdavid, Inc. will provide certain consulting services to the Company’s business for a term of 90 days, commencing on January 18, 2011, the effective date of this agreement, and fair valued at $12,500. The agreement may be extended upon the mutual agreement between the parties. In consideration of services to be rendered by Melechdavid, Inc., the Company issued the 500,000 restricted shares of its common stock, $0.001 per share, on February 28, 2011. The Company recorded the $10,555 of stock-based compensation expense for the services provided by Melechdavid, Inc. to the Company at April 30, 2011.

NOTE 6 – DERIVATIVE LIABILITIES

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $2,305,770 and $2,557,408 at the balance sheet dates as of January 31, 2011 and April 30, 2011, respectively. The Company recorded a $251,638 change in value as unrealized loss in non-operating expense for the three months ended April 30, 2011.

The fair value of each warrant granted in the private placement offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	30,739,129
Market price of the Company’s common stock on the measurement dates	$0.05 and 0.09
Exercise price	$0.125
Risk free interest rate	0.475%
Dividend yield	0.00%
Volatility	257.95%
Expected exercise term in years	1.5

In April 2011, the Company added to the Unit Offering an over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 7, 2011 and April 13, 2011 grants were re-valued as being $87,997 and $176,438, respectively, at the balance sheet date of April 30, 2011. The Company recorded a $61,385 change in value as unrealized loss in non-operating expense for the three months ended April 30, 2011.

The fair value of each warrant granted in the private placement offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	4,000,000
Market price of the Company’s common stock on the measurement dates	$0.08 and 0.10
Exercise price	$0.125
Risk free interest rate range	0.61 – 0.81%
Dividend yield	0.00%
Volatility range	268.16 – 284.75%
Expected exercise term in years	1.5

NOTE 7 – FAIR VALUE MEASUREMENTS

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

Derivative liabilities
The Company’s determination of fair value of its derivative instruments incorporates various factors required under FASB Topic ASC 815. The fair values of the Company’s derivatives are valued using less observable data from objective sources as inputs into internal valuation models. Therefore, the Company considers the fair value of its derivatives to be Level 3 hierarchy. At April 30, 2011 and January 31, 2011, the aggregate Level 3 fair value of the derivative liabilities was $2,910,667 and $2,305,770, respectively.

NOTE 8 – EQUITY

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

In connection with the aforementioned over-allotment option, the Company sold an additional 8,000,000 Units for a total price of $200,000 in the quarter ended April 30, 2011.

As of April 30, 2011, cumulatively the Company has sold a total of 69,478,258 Units for a total price of $1,786,956. The Company incurred closing costs of $15,500, resulting in net proceeds from the Offering of $1,771,456. The Company plans to apply the net proceeds of the closing primarily towards the AuroTellurio Acquisition (see Note 4), for the relief of certain outstanding accounts payable, and for working capital purposes.

Shares for Services

The Company recognized non-cash stock-based compensation expense of $10,555 during the three-months ended April 30, 2011 in connection with a Consulting Services Agreement between the Company and Melechdavid, Inc.

NOTE 9 – SUBSEQUENT EVENTS

In May 2011, in connection with the Company’s PPO over-allotment option, an additional 5,000,000 Units were sold for gross proceeds of $125,000 at an offering price of $0.025 per Unit. The Units consisted of one share of the Company’s common stock and an 18-month warrant to purchase one-half of one share of our common stock at an exercise price of $0.125 per whole share.

On May 16, 2011, the Company entered into a surface rights agreement with a land owner in Moctezuma, Sonora, Mexico. In return for the voluntary servitude or easement and the exploration permit, the Company will pay the land owner $14,400 for each year in which the Company conducts exploration work on the land.

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

OVERVIEW

California Gold is an exploration stage mining company whose principal focus is the identification, acquisition, and development of rare and precious metals mining properties in the Americas.

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

The La Viuda Concessions

The La Viuda Concessions, which cover approximately 18,840 acres (7,624 hectares) south of Moctezuma, Sonora Mexico, comprise two exploration concessions granted by the Mexican government to Compania Minera Mexivada, S.A. de C.V., a wholly owned subsidiary of Mexivada.

On May 16, 2011, we entered into a surface rights agreement with a land owner in Moctezuma, Sonora, Mexico where the La Viuda Concessions are located. In return for the voluntary servitude or easement for our exploration of the La Viuda Concessions, we will pay the land owner $14,400 for each year in which we conduct exploration work on the land.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2011 and 2010

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $167,871 and $42,210 for the three months ended April 30, 2011 and 2010, respectively. These expenses increased in the three months ended April 30, 2011, primarily as a result of increased general and administrative expenses. General and administrative expenses increased from $42,210 in the three months ended April 30, 2010 to $101,697 in the three months ended April 30, 2011, primarily due to stock-based compensation expenses relating to certain consulting services provided to the Company, as well as management fees, salaries and wages, and other consulting expenses. Additionally, we incurred acquisition-related costs, recorded as mineral property expenses on the statements of expenses, as a result of the Company entering into the AuroTellurio Option Agreement in February 2011 with Mexivada, pursuant to which we have been granted an option to acquire up to an 80% legal and beneficial ownership interest in Mexivada’s La Viuda Concessions in Moctezuma, Sonora, Mexico. We did not have such costs in the prior year.

We also incurred non-operating expenses of $312,469 in the three months ended April 30, 2011, compared to $391 in the three months ended April 30, 2010. The increase of $312,078 over the prior year was primarily due to a $313,023 unrealized loss on derivative instruments relating to the issuance of the 2010 and 2011 warrants as a result of the private placement offering completed in December 2010 and January 2011, and the over-allotment in April 2011.

Our net losses for three months ended April 30, 2011 and 2010 were $480,340 and $42,601, respectively.

We have generated no revenues and our net operating loss from inception through April 30, 2011 was $3,339,443.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of April 30, 2011 was $1,261,115 compared to $1,268,254 as of January 31, 2011.

On January 13, 2011, we completed a private placement (the “2010 Private Placement”) of 61,478,258 units (the “Units”) of our securities for gross proceeds of $1,536,956, at an offering price of $0.025 per Unit. 39,478,258 of the Units consisted of one share of our common stock and an 18-month warrant to purchase one-half of one share of our common stock at an exercise price of $0.125 per whole share. The remaining 22,000,000 Units included our Series A Preferred Stock instead of our common stock and warrants exercisable for our common stock.

In April 2011, we entered into a PPO over-allotment option and sold an additional 8,000,000 Units of our securities for gross proceeds of $200,000 at an offering price of $0.025 per Unit. The Units consisted of one share of our common stock and an 18-month warrant to purchase one-half of one share of our common stock at an exercise price of $0.125 per whole share.

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds from the sale of Units in our 2010 Private Placement and the 2011 over-allotment. Although we have begun the acquisition of the AuroTellurio Property, this property will require exploration and development that could take years to complete before it begins to generate revenues. There can be no assurances that the AuroTellurio Property will be successfully developed to the revenue producing stage. If we are not successful in our proposed rare and precious metals mining operations, our business, results of operations, liquidity and financial condition will suffer materially.

As a result of the 2010 Private Placement, we have sufficient funds to meet our first year requirements under the AuroTellurio Agreement, including the requirement that we pay Mexivada an additional $10,000 at the Closing and invest $750,000 in the Exploration Program.  If we determine to proceed with the exploration of the AuroTellurio Property after the first year, we will be required under the terms of the AuroTellurio Agreement to invest an additional $750,000 in the Exploration Program per year for each of the following three years. We will also be required to pay Mexivada $40,000 upon the first anniversary of the Closing, $50,000 upon the second anniversary of the Closing, $70,000 upon the third anniversary of the Closing, and $100,000 upon the fourth anniversary of the Closing, for a total of $290,000. We do not have this capital at this time and we will have to raise these amounts, plus additional amounts for general working capital purposes, in the capital markets. We plan to seek to raise such capital through additional sales of our equity or debt securities. There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs. If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans for the AuroTellurio Property or meet our ongoing operational working capital needs.

Various factors outside of our control, including the price of rare and precious metals, overall market and economic conditions, the downturn and volatility in the US equity markets, and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations in the following years. We recognize that the US economy is currently experiencing a period of uncertainty and that the capital markets have been depressed from recent levels. These or other factors could adversely affect our ability to raise additional capital.  As a result of an inability to raise additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations, including our ability to exercise our rights to acquire up to an additional 60% interest in the La Viuda Concessions, could be significantly impaired.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2011, audited financial statements and notes thereto, which can be found in our Form 10-K filing on the SEC website at www.sec.gov under our SEC File Number 333-134549.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of April 30, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Date: June 14, 2011	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal
Executive Officer, Principal
Financial Officer