Form 10-Q
period 2011-07-31
CALIFORNIA GOLD CORP.
filed 2011-09-14
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller Reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

There were 93,201,260 shares of common stock issued and outstanding as of September 14, 2011.

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

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	July 31, 2011	January 31, 2011

ASSETS

Current assets:
Cash	$1,245,755	$1,268,254
Prepaid expenses	34,250	-
Prepaid expenses – related party	6,000	33,784
Total current assets	1,286,005	1,302,038

Property and equipment, net	8,746	-
Mining rights	20,000	20,000
Total assets	$1,314,751	$1,322,038

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$11,851	$27,129
Accounts payable – related party	6,000	52,250
Derivative liabilities	2,335,849	2,305,770
Other accrued liabilities	-	2,500
Total current liabilities	2,353,700	2,387,649
Total liabilities	2,353,700	2,387,649

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 22,000,000 shares authorized ; 22,000,000 shares issued and outstanding	22,000	22,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized ; 109,201,260 and 92,701,260 shares issued and outstanding , respectively	109,201	92,701
Additional paid-in capital	1,855,301	1,678,791
Deficit accumulated during the exploration stage	(3,025,451)	(2,859,103)
Total stockholders' deficit	(1,038,949)	(1,065,611)
Total liabilities and stockholders' deficit	$1,314,751	$1,322,038

The accompanying notes are an integral part of these unaudited financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF EXPENSES
 (Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010	From Inception

Expenses:
Mineral property expenses	$64,234	$-	$130,408	$-	$208,510
Bad debt expense	-	-	-	-	559,483
Depreciation expense	63	-	63	-	63
General and administrative expenses	449,167	86,128	550,864	128,338	1,699,045

Total operating expenses	513,464	86,128	681,335	128,338	2,467,101

Loss from operations	(513,464)	(86,128)	(681,335)	(128,338)	(2,467,101)

Other income (expenses):
Interest income	478	-	1,032	-	1,323
Interest expense	-	(665)	-	(1,056)	(1,763)
Realized and unrealized gain (loss) on derivatives, net	826,978	-	513,955	-	(548,292)
Amortization of debt discount	-	-	-	-	(9,618)

Total other income (expenses)	827,456	(665)	514,987	(1,056)	(558,350)

Net income (loss)	$313,992	$(86,793)	$(166,348)	$(129,394)	$(3,025,451)

Income (loss) per common share:
Income (loss) per common share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	104,256,205	58,063,002	99,392,927	58,063,002

The accompanying notes are an integral part of these unaudited financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Cumulative
	July 31,		From
	2011	2010	Inception
Cash flows from operating activities:
Net loss	$(166,348)	$(129,394)	$(3,025,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	63	-	63
Stock-based compensation	340,544	-	843,657
Amortization of debt discount	-	-	9,618
Unrealized and realized (gain) loss on derivatives, net	(513,955)	-	548,292
Changes in operating assets and liabilities:
Prepaid expenses	(34,250)	-	(34,250)
Prepaid expenses – related party	27,784	-	27,784
Accounts payable	(15,278)	38,121	(46,496)
Accounts payable – related party	(46,250)	67,967	129,881
Accrued expenses	(2,500)	750	142
Interest accrued on notes payable from related party	-	1,056	1,621
Net cash used in operating activities	(410,190)	(21,500)	(1,545,139)
Cash flows from investing activities:
Purchase of property and equipment	(8,809)	-	(8,809)
Investment in mining rights	-	-	(20,000)
Net cash used in investing activities	(8,809)	-	(28,809)
Cash flows from financing activities:
Proceeds from related party loans	-	21,500	92,430
Proceeds from common and preferred stock issued, net of offering costs of $3,500	396,500	-	2,790,273
Payments from cancellation of common stock	-	-	(63,000)
Net cash provided by financing activities	396,500	21,500	2,819,703
Net increase (decrease) in cash	(22,499)	-	1,245,755
Cash - beginning of period	1,268,254	373	-
Cash - end of period	$1,245,755	$373	$1,245,755

Noncash investing and financing activities:
Contributed capital - loss on extinguishment of debt owed to related party	$-	$-	$374
Debt discount due to derivative liabilities	-	-	9,618
Contributed capital - payables settled by stockholder	-	-	157,665
Issuance of common stock for convertible notes	-	-	3,660
Derecognition of derivatives related to convertible notes	-	-	91,365
Issuance of derivative warrant instruments	544,035	-	1,867,168
Related party note receivable write-off	-	-	557,927
Common stock cancellation	-	-	61,700

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of July 31, 2011 and 2010 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The financial statements as of and for the three and six months ended July 31, 2011 and 2010 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at January 31, 2011 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2011 as filed with the SEC.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Acquisition-Related Costs

For the three and six months ended July 31, 2011, the Company incurred certain costs related to the AuroTellurio Acquisition (as defined below in Note 4). Those costs included legal, valuation, travel, and other professional or consulting fees. The Company accounted for those acquisition-related costs under FASB ASC Topic 805, Business Combinations. The costs were recognized as mineral property expenses in the periods in which the costs were incurred and the services received. The Company recorded $64,234 and $130,408 in costs for the three and six months ended July 31, 2011, respectively, and none for the three and six months ended July 31, 2010.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

For the three and six months ended July 31, 2011, the Company recorded $329,989 and $340,544, respectively, in stock-based compensation as a component of general and administrative expenses. The Company did not issue any share-based payments to employees and non-employees during the three and six months ended July 31, 2010.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the three and six months ended July 31, 2011, the Company excluded options to purchase 11,000,000 shares of common stock, as the effect would be anti-dilutive.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

NOTE 4 – MINING RIGHTS

On February 11, 2011, the Company entered into a property option agreement (the “AuroTellurio Option Agreement”) with Mexivada Mining Corp. (“Mexivada”), which formalized and replaced the earlier Letter Agreement with Mexivada dated October 2010. Under the terms of the AuroTellurio Option Agreement, the Company is committed to incur $3,000,000 in cumulative exploration expenditures on the Property over a four year period at an investment rate of at least $750,000 per year. The Company will earn a 20% vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement by investing $750,000 in an exploration program and up to an additional 60% interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program in each of the following three years, or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement. Each 20% interest will vest earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled.

Under the terms of the Agreement, the Company will act as “Operator,” exclusively responsible, in consultation with Mexivada, for carrying out and administering exploration, development and mining work on the AuroTellurio Property. If costs of the exploration program exceed the agreed upon $3,000,000 investment, the Company will share additional costs with Mexivada on a proportionate share basis. Once the Company has earned its full 80% interest in the AuroTellurio Property, the Company will form a joint venture with Mexivada applicable to the further development and commercialization of the AuroTellurio Property.

CALIFORNIA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Mexivada and its Mexican subsidiary hold only the mineral rights in the AuroTellurio Property, which rights were granted by the government of Mexico. Neither Mexivada nor its Mexican subsidiary owns the real property rights to the land underlying the La Viuda Concessions. Prior to the first closing under the AuroTellurio Option Agreement on August 4, 2011, the Company obtained a surface rights agreement with the landowner on whose property the La Viuda Concessions are located to conduct its mineral exploration program. The agreement became effective June 17, 2011, runs for a term of 12 months and may be extended for two additional years under the same terms.

NOTE 5 – RELATED PARTY TRANSACTIONS

Compensation of Officers and Directors

In January 2011, the Company entered into an arrangement with George Duggan to serve as the Company’s Chief Operating Officer effective January 17, 2011. Under the terms of the arrangement, the Company pays Mr. Duggan a $2,500 fee per month for his services.

On February 1, 2011, the Company entered into an independent contractor consulting agreement with James Davidson, pursuant to which the Company agreed to pay Mr. Davidson $5,000 per month for 12 months beginning February 1, 2011 for his services rendered to the Company as the Chief Executive Officer. Per an amendment to the consulting agreement between James Davidson and the Company, Mr. Davidson’s monthly compensation for his services rendered to the Company as the consultant was reduced from $5,000 to $2,000 effective June 2011.

The total compensation to Mr. Duggan and Mr. Davidson amounted to $16,500 and $36,500 for the three and six months ended July 31, 2011, respectively, and was recorded as a component of general and administrative expenses.

Legal, Consulting and Other Professional Fees

The Company has entered into a 12-month retainer agreement with Gottbetter & Partners, LLP (“G&P”), effective December 1, 2010, pursuant to which the Company will pay G&P, a stockholder of the Company, a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements.

For the three months ended July 31, 2011 and 2010, professional legal fees to G&P totaled $23,446 and $41,805 respectively, and primarily related to SEC filings, private placement offerings, and other general corporate matters. For the six months ended July 31, 2011 and 2010, legal fees to G&P totaled $46,168 and $67,967, respectively, and primarily related to SEC filings, acquisitions, private placement offerings, and other general corporate matters. The legal fees incurred are included as a component of general and administrative expenses.

In December 2010, the Company entered into a consulting agreement with Oberal International, Inc. (“Oberal”), a stockholder of the Company. Oberal will provide the Company with regular and customary capital markets and corporate finance consulting advice, including recommendations concerning investor and strategic introductions to potential industry partners. The agreement became effective December 15, 2010 and ran for a term of 90 days. In consideration of services to be rendered by Oberal, the Company agreed to pay Oberal $25,250 for the term of the agreement. The Company incurred $0 and $11,783 in consulting fees during the three and six months ended July 31, 2011, which are included as a component of general and administrative expenses.

CALIFORNIA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with the auditors and financial statement preparers. The Company pays ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, runs for a term of 12 months and may be extended or terminated by the parties upon 60 days prior notice. The Company incurred $18,000 and $36,000 in management fees for the three and six months ended July 31, 2011, which are included as a component of general and administrative expenses.

In January 2011, the Company entered into a consulting agreement with Melechdavid, Inc., a stockholder of the Company. Melechdavid, Inc. provided certain consulting services to the Company’s business for a term of 90 days, commencing on January 18, 2011, the effective date of this agreement, and fair valued at $12,500. In consideration of services to be rendered by Melechdavid, Inc., the Company issued the 500,000 restricted shares of its common stock, $0.001 per share, on February 28, 2011. The Company recorded the $0 and $10,555 of stock-based compensation expense for the services provided by Melechdavid, Inc. to the Company in the three and six months ended July 31, 2011.

On June 6, 2011, the Company entered into consulting agreement with Michael Baybak, a stockholder of the Company. The Company engaged Mr. Baybak to provide certain consulting services related to the Company’s business for a minimum period through June 5, 2013 for a monthly compensation fee of $6,000. The Company incurred $12,000 in consulting fees to Mr. Baybak for the three and six months ended July 31, 2011, which are included as a component of general and administrative expenses.

NOTE 6 – DERIVATIVE LIABILITIES

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $2,305,770 and $1,803,271 at the balance sheet dates as of January 31, 2011 and July 31, 2011, respectively. The Company recorded $754,137 and $502,498 change in value as unrealized gain in non-operating income for the three and six months ended July 31, 2011, respectively.

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

CALIFORNIA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

In April 2011, the Company added to the Unit Offering a first over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 2011 grants were re-valued as being $260,511 at the balance sheet date of July 31, 2011. The Company recorded a $92,747 and $31,363 change in value as unrealized gain in non-operating expense for the three and six months ended July 31, 2011, respectively.

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

In June and July 2011, the Company closed its first and second over-allotment options. The Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $149,203 and $102,957 at the grant dates of June 15, 2011 and July 15, 2011, respectively. The grants were re-valued as being $272,067 at the balance sheet date of July 31, 2011. The Company recorded a $19,906 change in value as unrealized loss in non-operating expense for the three and six months ended July 31, 2011.

The fair value of each warrant granted in the private placement offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	4,000,000
Market price of the Company’s common stock on the measurement dates	$0.07 and 0.08
Exercise price	$0.125
Risk free interest rate range	0.37 – 0.38%
Dividend yield	0.00%
Volatility range	315.50 – 317.98%
Expected exercise term in years	1.5

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

CALIFORNIA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

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

Derivative liabilities
The Company’s determination of fair value of its derivative instruments incorporates various factors required under FASB Topic ASC 815. The fair values of the Company’s derivatives are valued using less observable data from objective sources as inputs into internal valuation models. Therefore, the Company considers the fair value of its derivatives to be Level 3 hierarchy. At July 31, 2011 and January 31, 2011, the aggregate Level 3 fair value of the derivative liabilities was $2,335,849 and $2,305,770, respectively.

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

CALIFORNIA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

On January 13, 2011, the Company sold an additional 5,000,000 Units for a total price of $125,000. The Company repurchased and cancelled 2,000,000 Units for $50,000.

In connection with the aforementioned over-allotment options, the Company sold an additional 8,000,000 Units for a total price of $200,000 in the quarter ended April 30, 2011. Additionally, the Company sold 8,000,000 units for a total purchase price of $200,000 in the quarter ended July 31, 2011.

As of July 31, 2011, cumulatively, the Company has sold a total of 77,478,258 Units for a total price of $1,936,956. The Company incurred closing costs of $19,000, resulting in net proceeds from the Offering of $1,917,956. The Company plans to apply the net proceeds of the closing primarily towards the AuroTellurio Acquisition (see Note 4), for the relief of certain outstanding accounts payable, and for working capital purposes.

NOTE 9 – STOCK-BASED COMPENSATION

Shares for Services

The Company recognized non-cash stock-based compensation expense of $0 and $10,555 during the three and six months ended July 31, 2011 in connection with a Consulting Services Agreement between the Company and Melechdavid, Inc. No shares for services were issued in the three and six months ended July 31, 2010.

Stock Options

The Company has a stock-based compensation plan known as the 2007 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive and non-qualified stock options to acquire common shares in the capital of California Gold Corp. The number of shares authorized under the Plan is 16,000,000. As of July 31, 2011, 5,000,000 shares remain available for future grants under the Plan.

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to its employees and outside consultants. These options have a 10-year term and were granted with an exercise price of $0.09. The one third of these options, or 3,666,667, vested on the date of the grant, with the remaining two thirds vesting on the first and second anniversaries of the date of grant. The Company recorded stock-based compensation expense attributable to options of $329,989 during the three and six months ended July 31, 2011. As of July 31, 2011, there was approximately $659,979 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next two years.

The fair value of options granted in July 2011 was measured at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market price of the Company’s common stock on grant date	$0.09
Risk free interest rate	3.01%
Dividend yield	0.00%
Volatility	260.65%
Expected life	6 years
Expected forfeiture rate	0.00%

CALIFORNIA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates subsequent events through the date when financial statements are filed with the SEC.

First Closing under the AuroTellurio Option Agreement

On August 4, 2011, the Company conducted the first closing (the “First Closing”) under the AuroTellurio Option Agreement (See Note 4).  On the date of the First Closing, the Company paid Mexivada an additional $10,000 in cash and issued to Mexivada 250,000 shares of its restricted common stock.  In exchange, the Company received from Mexivada four fully executed title deeds, each transferring to the Company a twenty percent (20%) interest in the La Viuda Concessions comprising the AuroTellurio Property, to be held in escrow by the Company's counsel until fully vested in accordance with their terms or returned to Mexivada.

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

First Closing under the AuroTellurio Option Agreement

On August 4, 2011, we conducted the first closing (the “First Closing”) under the AuroTellurio Option Agreement.  Prior to the First Closing, we had made cash payments to Mexivada totaling $20,000.  On the date of the First Closing, we paid Mexivada an additional $10,000 in cash and issued to Mexivada 250,000 shares of our restricted common stock.  In exchange, we received from Mexivada four fully executed title deeds, each transferring to us a twenty percent (20%) interest in the La Viuda Concessions comprising the AuroTellurio Property.  We will hold these title deeds in escrow until we meet the terms of the AuroTellurio Option Agreement for the vesting of each twenty percent (20%) interest.  At that time, the relevant title deed will be released to us from escrow and filed with the Ministry of Mines in Mexico, to evidence our ownership in that specific twenty percent interest in the AuroTellurio Property. If we default on our commitments under the AuroTellurio Option Agreement or otherwise determine not to proceed with the acquisition of the AuroTellurio Property, all unvested interests and related title deeds in the AuroTellurio Property will be returned to Mexivada.

The La Viuda Concessions

The La Viuda Concessions, which cover approximately 18,840 acres (7,624 hectares) south of Moctezuma, Sonora Mexico, comprise two exploration concessions granted by the Mexican government to Compania Minera Mexivada, S.A. de C.V., a wholly owned subsidiary of Mexivada.

The AuroTellurio Property Exploration Program

On May 16, 2011, we entered into a surface rights agreement with a land owner in Moctezuma, Sonora, Mexico where the La Viuda Concessions are located. In return for the easement for our exploration of the La Viuda Concessions, we will pay the land owner $14,400 for each year in which we conduct exploration work on this land.

We have begun Phase 1 of our exploration program and we are currently conducting mapping, trenching and sampling programs at the AuroTellurio Property.  These activities will be followed by planned gravity and magnetic geophysical surveys in preparation for an initial 3,000-meter drilling program that is planned for implementation by the end of the year.

The La Bambolla mine where gold-tellurium mineralization was discovered in the early 1900’s, is located less than a mile from the AuroTellurio Property.  Historical data suggest that tellurium-gold mineralization at the adjoining La Bambolla mine occurs along a regional structural system with an average S 70° E trend where a swarm of relatively narrow, sub-parallel, silica-rich mineralized veins are present. At La Bambolla, these veins are either vertical, or have steep dips, and range from 0.14 to 2.60 meters in width.  Based on analytical results of more than 500 underground channel samples taken at La Bambolla in the 1980's, the grades in the mine range from 0.01 to 3.26 % tellurium and 0.03 to 4.90 oz/ton gold, respectively.

Geologic mapping and sampling on the AuroTellurio Property have thus far confirmed that the regional structure hosting the tellurium-gold vein system at La Bambolla extends east-southeasterly onto the AuroTellurio Property. Zones of fracture-controlled silicification, strikingly similar to those described at La Bambolla, have been mapped in our grounds to the east-southeast.  We believe that these features could be spatially located at a higher level than similar alteration-mineralization features found at La Bambolla.  This interpretation, furthermore, appears to support our initial geologic model that a series of essentially north-trending, post-mineral faults could have down-dropped segments of the original mineralized system to the east.  Our current belief, based on projections from the existing data, is that ore-grade tellurium-gold mineralization is highly likely to exist at depth within our La Viuda Concessions. We expect that our planned gravity and ground magnetics surveys will help us corroborate this structural model, and guide us to select favorable diamond drilling sites.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2011 and 2010

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $513,464 and $86,128 for the three months ended July 31, 2011 and 2010, respectively. These expenses increased in the three months ended July 31, 2011, primarily as a result of increased general and administrative expenses. General and administrative expenses increased from $86,128 in the three months ended July 31, 2010 to $449,167 in the three months ended July 31, 2011, primarily due to stock-based compensation expenses relating to certain consulting services provided to the Company, as well as management fees, salaries and wages, and other consulting expenses. Additionally, we incurred acquisition-related costs recorded as mineral property expenses on the statements of expenses, as a result of the Company entering into the AuroTellurio Option Agreement in February 2011 with Mexivada, pursuant to which we have been granted an option to acquire up to an 80% legal and beneficial ownership interest in Mexivada’s La Viuda Concessions in Moctezuma, Sonora, Mexico. We did not have such costs in the prior year.

In the three months ended July 31, 2011, we had non-operating income of $827,456, compared to non-operating expenses of $665. The increase of $828,121 over the prior year was primarily due to a $826,978 unrealized gain on derivative instruments relating to the issuance of the 2010 and 2011 warrants as a result of the private placement offering completed in December 2010 and January 2011, and the over-allotment in April, June and July 2011.

We had net income of $313,992 for the three months ended July 31, 2011, compared to net loss of $86,793.

We have generated no operating revenues and our net loss from inception through July 31, 2011 was $3,025,451.

Six Months Ended July 31, 2011 and 2010

We incurred total operating expenses of $681,335 and $128,338 for the six months ended July 31, 2011 and 2010, respectively. The $552,997 increase over the prior year was primarily due to increased general and administrative expenses. General and administrative expenses increased from $128,338 for the six months ended July 31, 2010 to $550,864 for the six months ended July 31, 2011, primarily due to stock-based compensation expenses relating to certain consulting services provided to the Company, as well as management fees, salaries and wages, and other consulting expenses. Additionally, we incurred acquisition-related costs, as discussed above, relating to the AuroTellurio Option Agreement in the amount of $130,408 for the six months ended July 31, 2011.

We also reported non-operating income of $514,987 for the six months ended July 31, 2011, compared to non-operating expenses of $1,056 for the six months ended July 31, 2010. The increase of $516,043 over the prior year was primarily due to a $513,955 unrealized gain on derivative instruments relating to the issuance of the 2010 and 2011 warrants as a result of the private placement offering completed in December 2010 and January 2011, and the over-allotment in April, June and July 2011.

Our net losses for six months ended July 31, 2011 and 2010 were $166,348 and $129,394, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of July 31, 2011 was $1,245,755, compared to $1,268,254 as of January 31, 2011.

On January 13, 2011, we completed the second closing of a private placement (the “2010/2011 Private Placement”), in which we sold an aggregate of 61,478,258 units (the “Units”) of our securities for gross proceeds of $1,536,956, at an offering price of $0.025 per Unit. 39,478,258 of the Units consisted of one share of our common stock and an 18-month warrant to purchase one-half of one share of our common stock at an exercise price of $0.125 per whole share. The remaining 22,000,000 Units included our Series A Preferred Stock instead of our common stock and warrants exercisable for our common stock.

In April 2011, we entered into a PPO over-allotment option and sold an additional 8,000,000 Units of our securities for gross proceeds of $200,000 at an offering price of $0.025 per Unit. The Units consisted of one share of our common stock and an 18-month warrant to purchase one-half of one share of our common stock at an exercise price of $0.125 per whole share.

On July 15, 2011, we completed the second and final closing of an over-allotment option on the 2010/2011 Private Placement.  Under this over-allotment option, we sold to various institutional and accredited investors and non-U.S. persons 8,000,000 additional Units for gross proceeds of $200,000. In total, the Company sold 77,478,258 Units in the 2010/2011 Private Placement for aggregate gross proceeds of $1,936,956.

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds from the sale of Units in our 2010/2011 Private Placement. Although we have begun the acquisition of the AuroTellurio Property, this property will require exploration and development that could take years to complete before it begins to generate revenues. There can be no assurances that the AuroTellurio Property will be successfully developed to the revenue producing stage. If we are not successful in our proposed rare and precious metals mining operations, our business, results of operations, liquidity and financial condition will suffer materially.

As a result of the 2010/2011 Private Placement, we have sufficient funds to meet our first year requirements under the AuroTellurio Agreement, including the requirement that we pay Mexivada an additional $10,000 at the First Closing (this payment was made) and invest $750,000 in the Exploration Program.  If we determine to proceed with the exploration of the AuroTellurio Property after the first year, we will be required under the terms of the AuroTellurio Agreement to invest an additional $750,000 in the Exploration Program per year for each of the following three years. We will also be required to pay Mexivada $40,000 upon the first anniversary of the First Closing, $50,000 upon the second anniversary of the First Closing, $70,000 upon the third anniversary of the First Closing, and $100,000 upon the fourth anniversary of the First Closing, for a total of $290,000. We do not have this capital at this time and we will have to raise these amounts, plus additional amounts for general working capital purposes, in the capital markets. We plan to seek to raise such capital through additional sales of our equity or debt securities. There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs. If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans for the AuroTellurio Property or meet our ongoing operational working capital needs.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of July 31, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

PART II
OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description
31.1	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2011	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal Executive
Officer, Principal Financial Officer