Form 10-Q
period 2011-10-31
CALIFORNIA GOLD CORP.
filed 2011-12-15
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-134549

CALIFORNIA GOLD CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	83-483725
(State of Incorporation)	(IRS Employer Identification No.)

4515 Ocean View Blvd., Suite 305
La Canada, CA 91011
(818) 542-6891
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

There were 109,451,260 shares of common stock issued and outstanding as of December 15, 2011.

CALIFORNIA GOLD CORP.

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements	2

	Consolidated Balance Sheets (unaudited)	3

	Consolidated Statements of Expenses (unaudited)	4

	Consolidated Statements of Cash Flows (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4	Controls and Procedures	18

Part II Other Information

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	20

Item 6	Exhibits	20

Signatures		21

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of California Gold Corp. (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes.  In the opinion of management, these consolidated financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended January 31, 2011, previously filed on Form 10-K with the Securities and Exchange Commission, File No. 333-134549.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2011	January 31, 2011

ASSETS

Current assets:
Cash	$1,064,399	$1,268,254
Due from third party	5,907	-
Prepaid expenses	18,812	-
Prepaid expenses – related party	-	33,784
Total current assets	1,089,118	1,302,038

Property and equipment, net	8,306	-
Mining rights	47,500	20,000
Total assets	$1,144,924	$1,322,038

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$46,842	$27,129
Accounts payable – related party	9,400	52,250
Derivative liabilities	2,159,709	2,305,770
Other accrued liabilities	-	2,500
Total current liabilities	2,215,951	2,387,649
Total liabilities	2,215,951	2,387,649

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 22,000,000 shares authorized ; 22,000,000 shares issued and outstanding	22,000	22,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized ; 109,451,260 and 92,701,260 shares issued and outstanding , respectively	109,451	92,701
Additional paid-in capital	1,955,049	1,678,791
Deficit accumulated during the exploration stage	(3,157,527)	(2,859,103)
Total stockholders' deficit	(1,071,027)	(1,065,611)
Total liabilities and stockholders' deficit	$1,144,924	$1,322,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EXPENSES
 (Unaudited)

	Three Months Ended		Nine Months Ended		From Inception to
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010	October 31, 2011

Expenses:
Mineral property expenses	$85,387	$-	$215,795	$-	$293,897
Bad debt expense	-	-	-	-	559,483
Depreciation expense	440	-	503	-	503
General and administrative expenses	222,960	266,039	773,824	394,377	1,922,005

Total operating expenses	308,787	266,039	990,122	394,377	2,775,888

Loss from operations	(308,787)	(266,039)	(990,122)	(394,377)	(2,775,888)

Other income (expenses):
Interest income	571	-	1,603	-	1,894
Interest expense	-	(565)	-	(1,621)	(1,763)
Realized and unrealized gain (loss) on derivatives, net	176,140	(67,056)	690,095	(67,056)	(372,152)
Amortization of debt discount	-	(716)	-	(716)	(9,618)

Total other income (expenses)	176,711	(68,337)	691,698	(69,393)	(381,639)

Net loss	$(132,076)	$(334,376)	$(298,424)	$(463,770)	$(3,157,527)

Loss per common share:
Loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	109,443,018	58,766,299	102,791,334	58,298,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		From Inception to
	October 31,	October 31,	October 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(298,424)	$(463,770)	$(3,157,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	503	-	503
Stock-based compensation	423,042	220,000	926,155
Amortization of debt discount	-	716	9,618
Unrealized and realized (gain) loss on derivatives, net	(690,095)	67,056	372,152
Changes in operating assets and liabilities:
Due from third party	(5,907)	-	(5,907)
Prepaid expenses	(18,812)	-	(18,812)
Prepaid expenses – related party	33,784	-	-
Accounts payable	19,713	30,286	(11,505)
Accounts payable – related party	(42,850)	78,207	167,064
Accrued expenses	(2,500)	-	142
Interest accrued on notes payable from related party	-	1,621	1,621
Net cash used in operating activities	(581,546)	(65,884)	(1,716,495)
Cash flows from investing activities:
Purchase of property and equipment	(8,809)	-	(8,809)
Acquisition of mining rights	(10,000)	-	(30,000)
Net cash used in investing activities	(18,809)	-	(38,809)
Cash flows from financing activities:
Proceeds from related party loans	-	66,500	92,430
Proceeds from common and preferred stock issued, net of offering costs of $3,500	396,500	-	2,790,273
Payments from cancellation of common stock	-	-	(63,000)
Net cash provided by financing activities	396,500	66,500	2,819,703
Net increase (decrease) in cash	(203,855)	616	1,064,399
Cash - beginning of period	1,268,254	373	-
Cash - end of period	$1,064,399	$989	$1,064,399

Noncash investing and financing activities:
Contributed capital - loss on extinguishment of debt owed to related party	$-	$374	$374
Debt discount due to derivative liabilities	-	9,618	9,618
Contributed capital - payables settled by stockholder	-	-	157,665
Issuance of common stock for convertible notes	-	-	3,660
Re-class of derivatives related to convertible notes	-	-	91,365
Issuance of derivative warrant instruments	544,035	-	1,867,168
Related party note receivable write-off	-	-	557,927
Common stock cancellation	-	-	61,700
Issuance of common stock for acquisition of mining rights	17,500	-	17,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of October 31, 2011 and 2010 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission and on the same basis as the annual audited financial statements. The consolidated financial statements as of and for the three and nine months ended October 31, 2011 and 2010 are unaudited. In the opinion of management, these consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at January 31, 2011 has been derived from audited financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2011 as filed with the SEC.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico. All material intercompany balances and transactions have been eliminated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Acquisition-Related Costs

For the three and nine months ended October 31, 2011, the Company incurred certain costs related to the AuroTellurio Acquisition (as defined below in Note 4). Those costs included legal, valuation, travel, and other professional or consulting fees. The Company accounted for those acquisition-related costs under FASB ASC Topic 805, Business Combinations. The costs were recognized as mineral property expenses in the periods in which the costs were incurred and the services received. The Company recorded $85,387 and $215,795 in costs for the three and nine months ended October 31, 2011, respectively, and none for the three and nine months ended October 31, 2010.

Costs of acquisition and option costs of mining rights are capitalized upon acquisition. As of October 31, 2011 and January 31, 2010, the Company capitalized $47,500 and $20,000, respectively, of costs related to the first closing under the AuroTellurio Option Agreement conducted on August 4, 2011.

To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. As of October 31, 2011, no impairment was required for the Company’s capitalized mining rights.

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

For the three and nine months ended October 31, 2011, the Company recorded $82,498 and $423,042, respectively, in stock-based compensation as a component of general and administrative expenses. The Company recorded $220,000 in stock-based compensation to a non-employee during the three and nine months ended October 31, 2010.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the three and nine months ended October 31, 2011, the Company excluded options and outstanding warrants to purchase 11,000,000 and 19,369,565 shares of common stock, respectively, as the effect would be anti-dilutive.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

NOTE 4 – MINING RIGHTS

On February 11, 2011, the Company entered into a property option agreement (the “AuroTelurio Option Agreement”) with Mexivada Mining Corp. (“Mexivada”) to acquire up to an 80% interest in Mexivada’s concessions comprising its AuroTelurio tellurium-gold-silver property (the “La Viuda Concessions,” the “AuroTelurio Property” or the “Property”) in Mexico.

Under the terms of the AuroTelurio Option Agreement, the Company will acquire up to an 80% legal and beneficial ownership interest in the AuroTelurio Property by making certain cash payments and share issuances to Mexivada and incurring certain exploration expenditures on the Property. See Note 10 for the Company’s commitments under the AuroTelurio Option Agreement.

Mexivada and its Mexican subsidiary hold only the mineral rights in the AuroTellurio Property, which rights were granted by the government of Mexico. Neither Mexivada nor its Mexican subsidiary owns the real property rights to the land underlying the La Viuda Concessions. Prior to the first closing under the AuroTellurio Option Agreement on August 4, 2011, the Company obtained a surface rights agreement with the landowner on whose property the La Viuda Concessions are located to conduct its mineral exploration program. The agreement became effective June 17, 2011, runs for a term of 12 months and may be extended for two additional years under the same terms. The Company will pay the land owner $14,400 for each year in which the Company carries out exploration work on this land.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

On August 4, 2011, the Company conducted the first closing (the “First Closing”) under the AuroTellurio Option Agreement. The purchase price for the First Closing was $30,000 in cash and 250,000 restricted shares of common stock of the Company, fair valued at $17,500 based on the market price on the date of issuance. The $30,000 in cash includes the $20,000 deposits paid to Mexivada in December 2010 in connection with signing the binding offer letter agreement, which provided the Company with additional time to perform its due diligence, raise a financing, and prepare a definite purchase agreement. At the closing, the Company paid the remaining $10,000 in cash and issued 250,000 shares of common stock to Mexivada.

In exchange, the Company received from Mexivada four fully executed title deeds, each transferring to the Company a twenty percent (20%) interest in the La Viuda Concessions comprising the AuroTellurio Property, to be held in escrow by the Company's counsel until fully vested in accordance with their terms. If the Company defaults on its commitments under the AuroTelurio Option Agreement or otherwise determines not to proceed with the acquisition of the AuroTelurio Property, all unvested interests and related title deeds in the AuroTelurio Property will be returned to Mexivada.

NOTE 5 – RELATED PARTY TRANSACTIONS

Compensation of Officers and Directors

Officers and director fees totaled $13,500 and $0 for the three months ended October 31, 2011 and 2010, respectively, and $50,000 and $0 for the nine months ended October 31, 2011 and 2010, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

Legal, Consulting and Other Professional Fees

Effective December 1, 2010, the Company has entered into a 12-month retainer agreement with a stockholder, pursuant to which the Company will pay a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements. In May 2011, the Company signed an addendum to the retainer agreement for legal representation relating to the Mexivada acquisition. The Company reached the maximum payment of $50,000 per the addendum as of October 31, 2011.

For the three months ended October 31, 2011 and 2010, the Company’s professional legal fees totaled $59,445 and $40,088 respectively, and primarily related to SEC filings and other general corporate matters. For the nine months ended October 31, 2011 and 2010, the Company’s legal fees totaled $101,674 and $108,055, respectively, and primarily related to SEC filings, acquisitions, private placement offerings, and other general corporate matters. The legal fees incurred were included as a component of general and administrative expenses. A total of $9,400 outstanding payable for legal services provided was included in the Company’s consolidated balance sheets as of October 31, 2011, compared to $46,250 outstanding as of January 31, 2011. As of October 31, 2011 and January 31, 2011, the Company prepaid $0 and $22,000 for legal services rendered.

Additionally, the Company incurred consulting expenses with several of its stockholders, which provided the Company with regular and customary capital markets and corporate finance consulting advice. The Company incurred $0 and $11,783 in consulting fees during the three and nine months ended October 31, 2011. The $11,783 fees were recorded as a prepaid expense in the Company’s consolidated balance sheets as of January 31, 2011. In addition, the Company issued the 500,000 restricted shares of its common stock, $0.001 per share, on February 28, 2011, to one of its stockholders and recorded the $0 and $10,555 of stock-based compensation expense for the services provided to the Company in the three and nine months ended October 31, 2011. Consulting fees and the stock-based compensation expense were included as a component of general and administrative expenses in the Company’s consolidated statements of expenses.

On June 6, 2011, the Company entered into consulting agreement with another stockholder of the Company. The Company engaged the stockholder to provide certain consulting services related to the Company’s business for a minimum period through June 5, 2013 for a monthly compensation fee of $6,000. The Company incurred $18,000 and $30,000 in consulting fees related to this agreement for the three and nine months ended October 31, 2011, which were included as a component of general and administrative expenses.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with the auditors and financial statement preparers. The Company pays ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, runs for a term of 12 months and may be extended or terminated by the parties upon 60 days prior notice. The Company incurred $18,000 and $54,000 in management fees for the three and nine months ended October 31, 2011, which were included as a component of general and administrative expenses. Additionally, the Company reimbursed ICS for the expenses related to the services provided in the amount of $2,296 and $8,649 for the three and nine months ended October 31, 2011. As of October 31, 2011 and January 31, 2011, the outstanding payable to ICS was $0 and $6,000, respectively, recorded in the Company’s consolidated balance sheets.

NOTE 6 – DERIVATIVE LIABILITIES

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $2,305,770 and $1,674,290 at the balance sheet dates as of January 31, 2011 and October 31, 2011, respectively. The Company recorded $128,981 and $631,480 change in value as unrealized gain in non-operating income for the three and nine months ended October 31, 2011, respectively.

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

In April 2011, the Company added to the Unit Offering a first over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 2011 grants were re-valued as being $238,389 at the balance sheet date of October 31, 2011. The Company recorded a $22,123 and $53,485 change in value as unrealized gain in non-operating expense for the three and nine months ended October 31, 2011, respectively.

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

In June and July 2011, the Company closed its first and second over-allotment options. The Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $149,203 and $102,957 at the grant dates of June 15, 2011 and July 15, 2011, respectively. The grants were re-valued as being $247,030 at the balance sheet date of October 31, 2011. The Company recorded a $25,036 and $5,130 change in value as unrealized gain in non-operating expense for the three and nine months ended October 31, 2011.

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

Certain assets and liabilities are reported at fair value on a recurring or nonrecurring basis in the Company’s consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Cash, Prepaid assets, Mining rights (deposits), Accounts payable, and Accrued liabilities
The carrying amounts approximate fair value because of the short-term nature or maturity of the instruments.

Derivative liabilities
The Company’s determination of fair value of its derivative instruments incorporates various factors required under FASB Topic ASC 815. The fair values of the Company’s derivatives are valued using less observable data from objective sources as inputs into internal valuation models. Therefore, the Company considers the fair value of its derivatives to be Level 3 hierarchy. At October 31, 2011 and January 31, 2011, the aggregate Level 3 fair value of the derivative liabilities was $2,159,709 and $2,305,770, respectively.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2011	2010	2011	2010
Balance as of July 31, 2011 and January 31, 2011	$(2,335,849)	$-	$(2,305,770)	$-
Change in fair value	176,140	-	690,095	-
Additions	-	(78,811)	(544,034)	(78,811)
Ending balance as of October 31, 2011	$(2,159,709)	$(78,811)	$(2,159,709)	$(78,811)

Realized and unrealized gain (loss) on derivatives, net, included in earnings for the period ended October 31, 2011 and 2010	$176,140	(67,056)	$690,095	$(67,056)

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

AuroTellurio Acquisition

On August 4, 2011, in connection with the First Closing under the AuroTellurio Option Agreement, the Company issued to Mexivada 250,000 shares of its restricted common stock, at $0.001 per share. The issued stock was fair valued at $17,500 based on the market price on the date of issuance.

NOTE 9 – STOCK-BASED COMPENSATION

Shares for Services

The Company issued 500,000 restricted shares of common stock to one of its stockholders for consulting services rendered and recognized stock-based compensation expense of $0 and $10,555 during the three and nine months ended October 31, 2011. During the three and nine months ended October 31, 2010, the Company issued 4,000,000 common shares to the individual in payment for the services to be rendered and recorded $220,000 as stock-based compensation. The Company valued the shares based on market value on the date of the agreements.

Stock Options

The Company has a stock-based compensation plan known as the 2007 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive and non-qualified stock options to acquire common shares in the capital of California Gold Corp. The number of shares authorized under the Plan is 16,000,000. As of October 31, 2011, 5,000,000 shares remain available for future grants under the Plan.

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to its employees and outside consultants. These options have a 10-year term and were granted with an exercise price of $0.09. The one third of these options, or 3,666,667, vested on the date of the grant, with the remaining two thirds vesting on the first and second anniversaries of the date of grant. All vested options are exercisable, in full or in part, at any time after vesting, until termination. As of October 31, 2011, no options were exercised or forfeited. The Company recorded stock-based compensation expense attributable to options of $82,498 and $412,487 during the three and nine months ended October 31, 2011. As of October 31, 2011, there was approximately $577,481 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the period of 1.75 years.

Outstanding options had $0 intrinsic value at October 31, 2011, due to the exercise price being greater than the value of the Company’s common stock at the reporting date.

The fair value of options granted in July 2011 was measured at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market price of the Company’s common stock on grant date	$0.09
Risk free interest rate	3.01%
Dividend yield	0.00%
Volatility	260.65%
Expected life	6 years
Expected forfeiture rate	0.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In addition to $30,000 cash payment and 250,000 stock issuance made at the First Closing under the AuroTellurio Option Agreement on August 4, 2011 (see Note 4), assuming the Company exercises its right to acquire each of the four twenty percent (20%) interests in the AuroTelurio Property, the Company will make the following cash payments and share issuances to Mexivada: (i) $40,000 and 250,000 shares on the first anniversary of the Closing; (ii) $50,000 and 300,000 shares on the second anniversary of the Closing; (iii) $70,000 and 350,000 shares on the third anniversary of the Closing; and (iv) $100,000 and 500,000 shares on the fourth anniversary of the Closing. In connection with the AuroTellurio Option Agreement, the Company will pay an aggregate total of $290,000 in cash and 1,650,000 restricted shares of its common stock.

Under the terms of the AuroTellurio Option Agreement, the Company is also committed to incur $3,000,000 in cumulative exploration expenditures on the Property over a four year period at an investment rate of at least $750,000 per year. The Company will earn a 20% vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement by investing $750,000 in an exploration program and up to an additional 60% interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program in each of the following three years, or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement. Each 20% interest will vest earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled.

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

The Company obtained a surface rights agreement with the landowner on whose property the La Viuda Concessions are located to conduct its mineral exploration program, effective June 17, 2011. The Company will pay the land owner $14,400 for each year in which the Company carries out exploration work on this land. The Company has begun Phase 1 of its exploration program and it is currently conducting mapping, trenching and sampling programs at the AuroTellurio Property. These activities will be followed by planned gravity and magnetic geophysical surveys in preparation for an initial 3,000-meter drilling program that is planned for implementation by the end of the year or in early 2012. As of the date of this filing, the Company incurred $311,631 since inception in its exploration and development expenditures, which are expensed as incurred.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluates subsequent events through the date when financial statements are filed with the SEC.

Effective November 4, 2011, the Company has entered into a geophysical survey agreement with MPX Geophysics Ltd. (“MPX”), pursuant to which MPX will perform aerial surveys over the AuroTellurio Property by the end of the year or in yearly 2012 for an estimated amount of $69,260.

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

The La Viuda Concessions comprising the AuroTellurio Property is located less than a mile from the La Bambolla mine where gold-tellurium mineralization was discovered in the early 1900’s.  The AuroTellurio Property surrounds the La Bambolla mine area to the east and south and covers potentially mineralized areas over extensive, adjoining areas to the east, south and west.

Historical data suggest that tellurium-gold mineralization at the La Bambolla mine occurs along a regional structural system with an average S 70° E trend where a swarm of relatively narrow, sub-parallel, silica-rich mineralized veins are present.  At La Bambolla, these veins are either vertical, or have steep dips, and range from 0.14 to 2.60 meters in width.  Earlier this year, we acquired certain geological information as well as analytical results of more than 500 underground channel samples taken at La Bambolla in the 1980's.  The average grades in the veins that were sampled, as indicated in the analytical results that we acquired, range from 0.01 to 3.26 % tellurium, and 0.03 to 4.90 oz/ton gold.

The AuroTellurio Property Exploration Program

On May 16, 2011, we entered into a surface rights agreement with a land owner in Moctezuma, Sonora, Mexico where the La Viuda Concessions are located. In return for the easement for our exploration of the La Viuda Concessions, we will pay the land owner $14,400 for each year in which we conduct exploration work on this land.

We have begun Phase 1 of our exploration program and we are currently conducting mapping, trenching and sampling programs at the AuroTellurio Property.  These activities will be complemented with gravity and magnetic geophysical surveys in preparation for an initial 3,000-meter drilling program that is planned for implementation by the end of the year or in early 2012.

Geologic mapping and sampling on the AuroTellurio Property have thus far confirmed that the regional structure hosting the tellurium-gold vein system at La Bambolla extends east-southeasterly onto the AuroTellurio Property. Zones of fracture-controlled silicification, strikingly similar to those described at La Bambolla, have been mapped in our La Viuda 1 concession.  We believe that these features could be spatially located at a higher level than similar alteration-mineralization features found at La Bambolla.  This interpretation tends to support our initial geologic model where a series of essentially north-trending, post-mineral faults have down-dropped segments of the original mineralized system to the east.  Our current understanding, based on geological interpretation of the existing data, is that ore-grade tellurium-gold mineralization is highly likely to exist at depth within our La Viuda 1 concession. We are building a road to access and further evaluate this potentially mineralized area.

Field work involving a gravity geophysical survey over the La Viuda Concessions has just been completed and the resulting data is being interpreted.  In addition, we are currently making preparations for a helicopter-borne magnetics and radiometric survey of the La Viuda Concessions.  We expect that the gravity survey results will help us understand the structural features of the project area thereby testing our current geological model.  The air-magnetics and radiometric surveys will provide information related to the selection of specific drilling targets, and will also delineate areas of hydrothermal alteration associated with a potential intrusive mineralization event in the region.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2011 and 2010

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $308,787 and $266,039 for the three months ended October 31, 2011 and 2010, respectively. These expenses increased in the three months ended October 31, 2011 by $42,748 or 16%, primarily due to mineral property expenses we incurred in 2011, amounted to $85,387, as a result of the Company entering into the AuroTellurio Option Agreement in February 2011, pursuant to which we have been granted an option to acquire up to an 80% legal and beneficial ownership interest in Mexivada’s La Viuda Concessions in Moctezuma, Sonora, Mexico. We did not have such costs in the prior year. The $85,387 increase in mineral property expenses was partially offset by lower general and administrative expenses in the three months ended October 31, 2011, compared to the same period in 2010. General and administrative expenses decreased from $266,039 in the three months ended October 31, 2010 to $222,960 in the three months ended October 31, 2011, primarily due to decreased stock-based compensation expenses relating to certain consulting services provided to the Company, partially offset by increased management fees, salaries and wages, and other consulting expenses.

In the three months ended October 31, 2011, we had non-operating income of $176,711, compared to non-operating expenses of $68,337 in the three months ended October 31, 2010. The increase of $245,048 over the prior year was primarily due to a $176,140 unrealized gain on derivative instruments relating to the issuance of the 2010 and 2011 warrants as a result of the private placement offering completed in December 2010 and January 2011, and the over-allotment in April, June and July 2011. In the three months ended October 31, 2010, we reported a $67,056 unrealized loss on derivative instruments relating to the conversion options.

We had net loss of $132,076 for the three months ended October 31, 2011, compared to net loss of $334,376 for the same period in 2010.

We have generated no operating revenues and our net loss from inception through October 31, 2011 was $3,157,527.

Nine Months Ended October 31, 2011 and 2010

We incurred total operating expenses of $990,122 and $394,377 for the nine months ended October 31, 2011 and 2010, respectively. The $595,745 increase over the prior year was primarily due to increased general and administrative expenses. General and administrative expenses increased from $394,377 for the nine months ended October 31, 2010 to $773,824 for the nine months ended October 31, 2011, primarily due to stock-based compensation expenses relating to certain consulting services provided to the Company, as well as management fees, salaries and wages, and other consulting expenses. Additionally, we incurred mineral property expenses relating to the AuroTellurio Option Agreement, as discussed above, in the amount of $215,795 for the nine months ended October 31, 2011.

We also reported non-operating income of $691,698 for the nine months ended October 31, 2011, compared to non-operating expenses of $69,393 for the nine months ended October 31, 2010. The increase of $761,091 over the prior year was primarily due to a $690,095 unrealized gain on derivative instruments in 2011 relating to the issuance of the 2010 and 2011 warrants as a result of the private placement offering completed in December 2010 and January 2011, and the over-allotment in April, June and July 2011. In the nine months ended October 31, 2010, we reported a $67,056 unrealized loss on derivative instruments relating to the conversion options.

Our net losses for the nine months ended October 31, 2011 and 2010 were $298,424 and $463,770, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of October 31, 2011 was $1,064,399, compared to $1,268,254 as of January 31, 2011.

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

As a result of the 2010/2011 Private Placement, we have sufficient funds to meet our first year requirements under the AuroTellurio Agreement, including the requirement that we invest $750,000 in the Exploration Program.  If we determine to proceed with the exploration of the AuroTellurio Property after the first year, we will be required under the terms of the AuroTellurio Agreement to invest an additional $750,000 in the Exploration Program per year for each of the following three years. We will also be required to pay Mexivada $40,000 upon the first anniversary of the First Closing, $50,000 upon the second anniversary of the First Closing, $70,000 upon the third anniversary of the First Closing, and $100,000 upon the fourth anniversary of the First Closing, for a total of $290,000. We do not have this capital at this time and we will have to raise these amounts, plus additional amounts for general working capital purposes, in the capital markets. We plan to seek to raise such capital through additional sales of our equity or debt securities. There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs. If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans for the AuroTellurio Property or meet our ongoing operational working capital needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of October 31, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

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

Date: December 15, 2011	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal Executive
Officer, Principal Financial Officer