Form 10-Q/A
period 2011-10-31
CALIFORNIA GOLD CORP.
filed 2011-12-19
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
AMENDMENT NO. 1
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-134549

CALIFORNIA GOLD CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	83-483725
(State of Incorporation)	(IRS Employer Identification No.)

4515 Ocean View Blvd., Suite 305, La Cañada, CA  91011
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

CALIFORNIA GOLD CORP.

EXPLANATORY NOTE

This Amendment No. 1 to California Gold Corp.’s (the Company”) Quarterly Report on Form 10-Q for the period ended October 31, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on December 15, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s consolidated balance sheets (unaudited) as of October 31, 2011 and January 31, 2011, (ii) the Company’s consolidated statements of expenses (unaudited) for the three and nine months ended October 31, 2011 and 2010 and the period from inception (April 19, 2004) to October 31, 2011, (iii) the Company’s consolidated statements of cash flows (unaudited) for the nine months ended October 31, 2011 and 2010 and the period from inception (April 19, 2004) to October 31, 2011 (unaudited), and (v) the notes to the Company’s consolidated financial statements (unaudited).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description

31.1*	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 LAB	XBRL Labels Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document
____________________
* Previously filed.

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

Date: December 19, 2011	California Gold Corp.

	By:	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal Executive Officer, Principal Financial Officer