Form 10-K
period 2012-01-31
CALIFORNIA GOLD CORP.
filed 2012-05-02
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: January 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number	333-134549

CALIFORNIA GOLD CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	83-0483725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4515 Ocean View Blvd., Suite 305,
La Cañada, CA	91011
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of July 31, 2011, there were 109,451,260 shares of the registrant’s common equity outstanding. On July 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, 85,376260 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $5,549,457, based on the last sale price of $0.065 per share of the common stock on August 1, 2011. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

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

Under the terms of the AuroTellurio Option Agreement, we will acquire up to an 80% legal and beneficial ownership interest in the AuroTellurio Property by, in addition to making certain cash payments and share issuances to Mexivada, incurring up to $3,000,000 in cumulative exploration expenditures on the Property over a four year period at an investment rate of at least $750,000 per year. We will earn a 20% vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement by investing $750,000 in an exploration program and up to an additional 60% interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program in each of the following three years, or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement. Each 20% interest will vest earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled.

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

The La Bambolla mine on the La Bambolla Concession was active during the 1960s. We have obtained geological and assay data from channel samples taken in the La Bambolla underground workings in 1986. More than 500 channel samples taken in the underground workings of the La Bambolla mine show the presence of gold and tellurium. The gold grades are in the 0.03 to 4.90 oz/ton range, and average about 0.46 oz/ton Au. The tellurium grades range from 0.01% to 3.26%, and average 0.25% Te. The tellurium content of these samples in parts per million (ppm) ranges from 100 to 32,600 ppm, and averages 2,500 ppm. These samples were not assayed for silver. Reportedly, the La Bambolla mine dumps also contain visible native tellurium as well as tellurite and sonoraite, which are secondary tellurium minerals.

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

The AuroTellurio Property Exploration Program

In order to earn each 20% interest in the La Viuda Concessions comprising the AuroTellurio Property, we will be required to invest a minimum of US $750,000 per year in a four (4) year exploration program for the AuroTellurio Property.  Pursuant to the terms of the AuroTellurio Option Agreement, the annual exploration program expenditure requirement is calculated based on four 12 month periods beginning on the date of the First Closing. As such, we will be required to complete our first $750,000 annual exploration program investment by August 4, 2012. To this end, we have contracted the services of a geologist familiar with the characteristics of gold-tellurium deposits.  This geologist has prepared a preliminary, Phase 1 exploration program for the AuroTellurio Property that includes geological mapping, geophysical surveying, drill site location, drilling, sampling, and assaying of surface and drill core samples.  He will also prepare a NI 43-101 compliant technical report.

On May 16, 2011, we signed a surface rights agreement with the land owner where the AuroTellurio Property is located.  We will pay this land owner $14,400 per year for the right to conduct our exploration of the La Viuda Concessions on the AuroTellurio Property.

We have begun our exploration program and we are currently conducting mapping, trenching and sampling programs at the AuroTellurio Property.  These activities will be followed by planned gravity and magnetic geophysical surveys in preparation for an initial 3,000-meter drilling program that is planned for implementation in spring/summer 2012.

Historical data suggest that tellurium-gold mineralization at the adjoining La Bambolla mine occurs along a regional structural system with an average S 70 degrees E trend where a swarm of relatively narrow, sub-parallel, silica-rich mineralized veins are present. At La Bambolla, these veins are either vertical, or have steep dips, and range from 0.14 to 2.60 meters in width.  Based on analytical results of more than 500 underground channel samples taken at La Bambolla in the 1980's, the grades in the mine range from 0.01 to 3.26 % tellurium and 0.03 to 4.90 oz/ton gold, respectively.

Geologic work on the AuroTellurio Property, supplemented by two geophysical surveys, has delineated three drilling targets within our mining concessions.  In order of importance, they are: 1) Target 1, where tellurium-gold mineralization with similar characteristics as those present in the La Bambolla deposit is expected to be intercepted; 2) the La Viuda Target, where our objective is to find precious metal and tellurium mineralization in highly siliceous veins with abundant manganese oxides; and 3) a deep-seated mineralized target associated with an igneous intrusive detected by two separate geophysical surveys at estimated depths in the range of 400 meters.

Our principal target, Target 1, consists of gold-tellurium mineralization emplaced along the southeasterly extension of the mineralized vein system that exists at the La Bambolla mine.  Target 1 is about 2 kilometers (1.8 miles) south east of the La Bambolla mine. Both the La Bambolla mine and Target 1 are located along one of several, sub-parallel regional structures that were delineated by airmagnetics-radiometric geophysical surveys within the AuroTellurio project area.  This particular structure, which is known as the La Bambolla Linear, was first recognized through geologic field observations and was later confirmed by geophysical surveys.  Geological features and sampling results of the exposures observed on the surface of the Target 1 area show strong fracturing, quartz veining and detectable tellurium. Two initial 400-meter core holes are programmed for this target; however, if the results warrant it, the emphasis of the drilling program will shift to pursue the extension and continuity of mineralization along the La Bambolla Linear to the northwest.

Two additional drill holes programmed for the La Viuda target area will test for precious metal mineralization, principally silver, and the possibility of gold-tellurium mineralization at depth.  The presence of old workings, including an inclined shaft about 12 meters deep, shows that the area has been explored, and possible mined as a low-scale operation in the past. However, we found no evidence that the area was previously drilled.

Located at estimated depths in the 400-meter range, our third target is projected to be a large-tonnage, porphyry-type deposit associated with a potential intrusive at depth.  This target, which we have named "Las Milpas," is visualized to be a large mineral deposit associated with this deep-seated igneous intrusion. A geological exploration model was initially created to develop the presence of a blind intrusive in the project area.  This intrusive was subsequently corroborated by separate gravity and helicopter-borne magnetics and radiometrics geophysical surveys carried out on the AuroTellurio Property in 2011 by two different independent contractors.  The gravity data delineated a potential intrusive at depth located within an area of approximately 800 x 1,400 meters (2,600 x 4,600 feet) in size.  A confirmation of this intrusive was provided by the results of a subsequent helicopter-borne magnetics-radiometrics survey.  Both geophysical surveys outlined their respective anomalous responses on the same location and with strong correlation.  In addition, the radiometrics survey outlined anomalous potassium suggesting the presence of unmapped hydrothermal alteration on the surface.  The depth to the top of the intrusive is projected to be 400 meters (1,300 feet).  Two 700-meter (2,300 feet) drill holes, separated by a distance of about one kilometer (0.6 miles), have been programmed to test this deep target.

The results of our geophysical surveys have outlined other significant areas for further detailed mapping and sampling within our AuroTellurio Property.  Pertinent field work in these areas will be carried out in conjunction with our planned drilling operations.

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

Since that unwinding and until we entered into the AuroTellurio Option Agreement, we had been searching for an appropriate business opportunity in the precious metals mining sector.  On March 9, 2009, we changed our name to California Gold Corp.

Research and Development Expenditures

We have incurred no research and development expenditures over the last fiscal year and do not anticipate significant future research and development expenditures.

Employees

We currently have no employees. Our Chief Executive Officer and Chief Operating Officer each provide their services to us on an independent contractor basis. We have also contracted with Incorporated Communications Services (“ICS”), a California administrative services and communications corporation, which provides certain administrative services to us. George Duggan, our Chief Operating Officer, is the Vice President of ICS.

Additionally, we engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Offices

Our principal executive office is located at 4515 Ocean View Blvd., Suite 305, La Cañada, CA 91011, and our telephone number at our principal executive offices is (818) 542-6891. Our website address is www.californiagoldcorp.com; however, the material included in our website does not constitute a part of this prospectus and should not be relied on by prospective purchasers in the offering.

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

We have not generated any revenues from operations. Our net loss for the fiscal years ended January 31, 2012 and 2011 totaled $262,818 and $1,615,423, respectively.  Cumulative losses since inception to January 31, 2012 totaled $3,121,921. We have incurred significant losses in the past and we will likely continue to incur losses in the future unless our exploration program proves successful. Even if our exploration program identifies tellurium, gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

As a result of the closing of our 2010/2011 private placement (discussed below), we have sufficient funds to finance the first year (US $750,000) of our La Viuda Concessions exploration program under the Mexivada AuroTellurio Option Agreement, which will trigger the vesting in us of the first 20% interest in the Property. We do not have sufficient capital, however, to fund years two through four of our exploration program as it is currently planned (US $750,000 per year), to enable us to acquire up to an additional 60% interest in the Property, or to fund the acquisition and exploration of new properties. We estimate that we will need to raise at least an additional US $4 million to pay for years two through four of our exploration program, as it is currently planned and described in this Report, and our estimated administrative expenses, lease payments and estimated claim maintenance costs.  We may be unable to secure such additional financing on terms acceptable to us, or at all, at times when we need such financing. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders will be reduced and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our Common Stock. Such securities may also be issued at a discount to the market price of our Common Stock, resulting in possible further dilution to the book value per share of Common Stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

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

We have not established that the La Viuda Concessions contain any meaningful levels of tellurium or other mineral reserves. A mineral reserve is defined by the SEC in its Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. There can be no assurance that we will ever establish any mineral reserves.

(See http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7.)

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

Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges and power and water supplies are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomena sabotage or government or other interference in the maintenance or provision of such infrastructure could adversely affect our activities and future profitability.

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

We face risks normally associated with any conduct of business in a foreign country with respect to our La Viuda Concessions in Sonora, Mexico, including various levels of political and economic risk.  The occurrence of one or more of these events could have a material adverse impact on our efforts or operations which, in turn, could have a material adverse impact on our cash flows, earnings, results of operations and financial condition.  These risks include the following:

•	labor disputes,

•	invalidity of governmental orders,

•	uncertain or unpredictable political, legal and economic environments,

•	war and civil disturbances,

•	changes in laws or policies,

•	taxation,

•	delays in obtaining or the inability to obtain necessary governmental permits,

•	governmental seizure of land or mining claims,

•	limitations on ownership,

•	limitations on the repatriation of earnings,

•	increased financial costs,

•	import and export regulations, including restrictions on the export of tellurium, gold and silver, and

•	foreign exchange controls.

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

The mining and processing industries in Mexico are subject to federal and state laws and regulations (including certain industry technical standards) governing protection and remediation of the environment, mining operations, occupational health and safety and other matters. Mexican environmental regulations have become increasingly stringent over the last decade. This trend is likely to continue and may be influenced by the environmental agreement entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement (“NAFTA”). Accordingly, although we believe that we will be able to comply with currently applicable environmental, mining and other laws and regulations, there can be no assurance that more stringent enforcement of existing laws and regulations or the adoption of additional laws and regulations would not have an adverse effect on our business, properties, results of operations, financial condition or prospects.

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

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

We are a reporting company under U.S. securities laws and are obliged to comply with the provisions of applicable U.S. laws and regulations, including the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, and the rules and regulations of the relevant U.S. market, in each case, as amended from time to time. Preparing and filing annual and quarterly reports and other information with the SEC, furnishing audited reports to shareholders and other compliance with these rules and regulations will involve a material increase in regulatory, legal and accounting expenses and the attention of management, and there can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

We do not anticipate dividends to be paid on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, shareholders will not receive any funds absent a sale of their shares. We cannot assure shareholders of a positive return on their investment when they sell their shares, nor can we assure that shareholders will not lose the entire amount of their investment.

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

The holders of the shares of our common stock and persons, who desire to purchase the shares in any trading market that might develop in the future, should be aware that there may be significant state law restrictions upon the ability of investors to resell the securities. Accordingly, investors should consider the secondary market for our securities to be a limited one. It is the intention of our management to seek coverage and publication of information regarding the Company in an accepted publication which permits a “manuals exemption.” This manuals exemption permits a security to be sold by shareholders in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by that state. The listing entry must contain (i) the names of issuers, officers, and directors, (ii) an issuer’s balance sheet, and (iii) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. The principal accepted manuals are those published by Standard and Poor’s, and Mergent, Inc. Many states expressly recognize these manuals. A smaller number of states declare that they recognize securities manuals, but do not specify the recognized manuals. Among others, the following states do not have any provisions and, therefore, do not expressly recognize the manuals exemption: Alabama, California, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 322,000,000 shares of capital stock, par value $0.001 per share, consisting of 300,000,000 shares of common stock and 22,000,000 shares of preferred stock, with the preferences and rights determined by our Board of Directors. As of April 30, 2012, there were 114,951,260 shares of our common stock and 22,000,000 shares of our preferred stock outstanding. As of April 30, 2012, there were 22,000,000 shares our common stock reserved for issuance upon conversion of our Series A Preferred Stock (defined below), 16,000,000 shares of our common stock reserved for issuance under our 2007 Stock Option Plan (the “2007 Plan”), 38,739,129 shares reserved for issuance upon the exercise of warrants issued from December 2010 through July 2011 (the “2010/2011 Warrants”) and 1,190,000 shares reserved for issuance upon the exercise of warrants issued in July 2007 (the “2007 Warrants”).

Any future issuance of our equity or equity-backed securities may dilute then-current shareholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common shareholder approval, subject only to the total number of authorized common and preferred shares set forth in our certificate of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

We may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our common stock.

Without any shareholder vote or action, our Board of Directors may designate and approve for issuance additional shares of our preferred stock. The terms of any preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make any possible takeover of the Company or the removal of our management more difficult.

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

ITEM 3.	LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Period	High	Low

Fiscal Year Ending January 31, 2011
First Quarter	$.02	$.02
Second Quarter	.03	.01
Third Quarter	.05	.01
Fourth Quarter	.11	.04

Fiscal Year Ending January 31, 2012
First Quarter	$.144	.035
Second Quarter	.10	.06
Third Quarter	.08	.042
Fourth Quarter	.064	.015

On April 30, 2012, there were 114,951,260 shares of our common stock outstanding, 22,000,000 shares of our Series A Preferred Stock outstanding and warrants outstanding exercisable for a total of 31,929,129 shares of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

In June 2007, we adopted our 2007 Plan.   The 2007 Plan was approved by our Board of Directors and the holders of a majority of the outstanding shares of our common stock. In December 2010, the number of shares reserved for issuance under the 2007 Plan was increased by the Board from 3,000,000 shares to 16,000,000 shares of common stock, subject to adjustment under certain circumstances. This increase was approved by our then majority stockholder.  We have not maintained any other equity compensation plans since our inception.

The following table provides information as of January 31, 2012, with respect to the shares of common stock that may be issued under our existing equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	11,000,000	$0.09	5,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	11,000,000	$0.09	5,000,000

(1)	2007 Equity Incentive Plan

Recent Sales of Unregistered Securities

Except as previously disclosed in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we have filed, or otherwise set forth immediately below, during the period covered by this Report we have not sold any of our equity securities that were not registered under the Securities Act.

Holders

On April 30, 2012, we had 114,951,260 shares of our common stock issued and outstanding held by 49 shareholders of record, and 22,000,000 shares of our Series A Preferred Stock held by three (3) shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, highlight the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described and should be read in conjunction with the financial information included elsewhere in this Annual Report, including our audited financial statements for the years ended January 31, 2011 and 2010 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “California Gold,” “us,” “we,” “our,” and similar terms refer to California Gold Corp., a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this Annual Report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

The Mexivada Property Option Agreement

On February 11, 2011, we entered into the AuroTellurio Option Agreement with Mexivada to acquire up to an 80% interest in Mexivada’s La Viuda and La Viuda-1 concessions comprising its AuroTellurio tellurium-gold-silver property south of Moctezuma, Sonora, Mexico.

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

Recent Developments

The First Closing and the AuroTellurio Property Exploration Program

On August 4, 2011, we conducted the First Closing under the AuroTellurio Option Agreement.  Prior to the First Closing, we had made cash payments to Mexivada totaling $20,000.  On the date of the First Closing, we paid Mexivada an additional $10,000 in cash and issued to Mexivada 250,000 shares of our restricted common stock.

Pursuant to the terms of the AuroTellurio Option Agreement, the annual exploration program expenditure requirement is calculated based on four 12 month periods beginning on the date of the First Closing. As such, we will be required to complete our first $750,000 annual exploration program investment by August 4, 2012.

Results of Operations

Fiscal Years Ended January 31, 2012 and 2011

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $1,297,582 and $542,208 for the years ended January 31, 2012 and 2011, respectively. These expenses increased in the fiscal year ended January 31, 2012, primarily as a result of increased general and administrative expenses and increased spending under the exploration program as a result of our entering into the AuroTellurio Option Agreement with Mexivada. General and administrative expenses increased from $489,756 in the fiscal year ended January 31, 2011 to $940,985 in the fiscal year ended January 31, 2012, or 92%, primarily due to stock-based compensation expense attributable to options awards granted to purchase 11,000,000 shares of the Company’s common stock to its employees and outside consultants.

We recorded non-operating income of $1,034,764 in the year ended January 31, 2012, compared to non-operating expenses of $1,073,215 in the year ended January 31, 2011. The increase of $2,094,951 over the prior year was primarily due to a $1,032,704 unrealized gain on derivative instruments related to the issuance of the 2010 and 2011 warrants as a result of the private placement offerings completed in December 2010 and January, April, June and July 2011. For the year ended January 31, 2011, we recorded a $1,062,247 unrealized loss on derivative instruments relating to the issuance of the 2010 and 2011 warrants as a result of the private placement offerings completed in December 2010 and January 2011.

Our net losses for years ended January 31, 2012 and 2011 were $262,818 and $1,615,423, respectively.

We have generated no revenues and our net operating loss from inception through January 31, 2012 was $3,121,921.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of January 31, 2012, was $828,181 compared to $1,268,254 as of January 31, 2011.

In July 2011, we completed the final closing of the 2010/2011 Private Placement, in which we sold an aggregate of 77,478,258 units of our securities for gross proceeds of $1,936,956, at an offering price of $0.025 per Unit. 55,478,258 of the units consisted of one share of our common stock and an 18-month warrant to purchase one-half of one share of our common stock at an exercise price of $0.125 per whole share. As of February 1, 2012, we amended the terms of these warrants such that (i) their term has been extended by six months and (ii) one half of them (19,369,565) retain the exercise price of $0.125 per share and one half (19,369,564) have an exercise price of $0.05 per share. The remaining 22,000,000 Units included our Series A Preferred Stock instead of our common stock and warrants exercisable for our common stock.

On March 16, 2012, we completed the closing of a private placement offering pursuant to which we sold to various accredited investors and non-U.S. persons 4,250,000 units of our securities (the “2012 Units”) for gross proceeds of $170,000, at an offering price of $0.04 per unit. Each of these units consisted of one share of our common stock and a warrant to purchase one-half share of our common stock at an exercise price of $0.06 per whole share. These warrants will be exercisable from issuance until twenty four (24) months after the closing of this offering. We raised these funds for general working capital purposes separate from our first year exploration program commitments under the AuroTellurio Agreement.

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds from the sale of units in our 2010/2011 Private Placement and in our March 2012 offering. Although we have begun the acquisition of the AuroTellurio Property, this property will require exploration and development that could take years to complete before it begins to generate revenues. There can be no assurances that the AuroTellurio Property will be successfully developed to the revenue producing stage. If we are not successful in our proposed rare and precious metals mining operations, our business, results of operations, liquidity and financial condition will suffer materially.

As a result of the 2010/2011 Private Placement, we have sufficient funds to meet our first year requirements under the AuroTellurio Agreement, including the requirement that we invest $750,000 in the exploration program by August 4, 2012.  If we determine to proceed with the exploration of the AuroTellurio Property after the first year, we will be required under the terms of the AuroTellurio Agreement to invest an additional $750,000 in the exploration program per year for each of the following three years. We will also be required to pay Mexivada $40,000 upon the first anniversary of the First Closing, $50,000 upon the second anniversary of the First Closing, $70,000 upon the third anniversary of the First Closing, and $100,000 upon the fourth anniversary of the First Closing, for a total of $290,000. We will also need additional funds for working capital purposes. We do not have this capital at this time and we will have to raise these amounts, plus additional amounts for general working capital purposes, in the capital markets. We plan to seek to raise such capital through additional sales of our equity or debt securities. There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs. If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans for the AuroTellurio Property after the first year of our exploration program or meet our ongoing operational working capital needs.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

Item 9.	Changes and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of January 31, 2012; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

There were no changes in our internal control over financial reporting during the year ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of January 31, 2012, with respect to our directors and executive officers.

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

Name	Position(s) Held	Age	Date of Election or Appointment as Officer/Director

James D. Davidson	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	65	November 12, 2007

George Duggan	Chief Operating Officer	64	January 17, 2011

David Rector	Director	65	June 15, 2007

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

James Davidson is and has been a private investor for more than five years. Currently, Mr. Davidson is a director of SibMet Coal Corporation a U.S. public company whose common stock trades on the OTC Bulletin Board, and a director of Cell Power Technologies, Inc., a U.S. publicly-held company. Mr. Davidson is a director of Bay Capital, A.G., a publicly held investment company. He is also Vice-President and Secretary of NMX Holdings, a private media holding company as well as Chairman and a director of Ouro do Brasil Holdings Ltd. and a director of Core Values Mining and Exploration, Ltd., a private mining company. Mr. Davidson received his Bachelor’s Degree with General Honors and high honors in English from University of Maryland in 1971, an M.A. in English 1974, and received his Masters of Letters (M. Litt) in Politics, Philosophy & Economics from the University of Oxford. Pembroke College, 1981.

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

David Rector joined our Board of Directors on June 15, 2007. He has served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of Standard Drilling, Inc. since November 2007 and as the President, Secretary, Treasurer and a director of Li3 Energy, Inc. from June 6, 2008. He also served as the Chief Executive Officer of Li3 Energy, Inc. from June 6, 2008 until October 19, 2009 and as that company’s Chief Financial Officer from June 6, 2008 until January 13, 2010. Mr. Rector served as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of Nevada Gold Holdings, Inc. from April 19, 2004 through December 31, 2008. He was appointed a director of Nevada Gold Holdings, Inc. on April 19, 2004 and held that position until May 2, 2011. Mr. Rector served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and a director of Universal Gold Mining Corp. from September 30, 2008 until November 17, 2010. Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience from June 2004 to December 2006. Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries.

Additionally, Mr. Rector currently serves on the Board of Directors of the following public companies:

Name	Director Since

Senesco Technologies, Inc. (AMEX:SNT)	February 2002
Dallas Gold & Silver Exchange (AMEX:DSG)	May 2003
Standard Drilling, Inc.(STDR.PK)	November 2007
Pershing Gold Corp (PGLC.OB)	August 2011

As a result of these other commitments, the amount of time that Mr. Rector has to devote to our activities may be limited.

Mr. Rector obtained his Bachelor’s Degree in Business Administration from Murray State University in 1969.

Key Consultants

Feliciano L. Leon, Consulting Geologist, was retained by us in January 2011 as our Exploration Project Manager for our AuroTellurio project in Mexico. Mr. Leon has been a professional geologist for more than 35 years and has worked as an exploration geologist, consulting geologist, and technical advisor to mining companies. He is also an expert in geologic modeling using a variety of computer-assisted methodologies. During the five years prior to beginning his work with us, Mr. Leon provided his services to, among others, Gammon Gold Resources, from 2005 to June 2008, as an in-house geological consultant and technical advisor working on two major precious metal mines in the states of Chihuahua and Guanajuato, Mexico. During the period from September 2008 to December 2010, Mr. Leon worked on a contract-basis with Gutierrez GeoConsultants, Ltd. (formerly MineSeal, LLC), and he has from time to time provided his services to various industrial groups including 5N Plus, Quebec, CA, which was involved principally in the acquisition of tellurium-gold properties in advanced stages of exploration. In these engagements, Mr. Leon evaluated mineral properties located in Nevada, Utah and Mexico. Mr. Leon graduated from the University of Arizona, Tucson, with a Bachelor of Science Degree in Geological Engineering in 1973. He has been a registered member (Fellow) in good standing (ID No.230546) of the Australasian Institute of Mining and Metallurgy since 2008. He is also a Member in good standing of the Arizona Geological Society. Mr. Leon is originally from Peru and is fluent in Spanish and English.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended January 31, 2012, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2012; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2012; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended January 31, 2012, that received annual compensation during the fiscal year ended January 31, 2012, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James D. Davidson, III (1),	2012	36,000	0	0	44,999	0	0	0	80,999
Chief Executive Officer, Chief Executive officer	2011	0	0	0	0	0	0	0	0

George Duggan (2),	2012	30,000	0	0	44,999	0	0	0	74,999
Chief Operating Officer	2011	2,500	0	0	0	0	0	0	2,500

(1) Mr. Davidson serves as our Chief Executive and Chief Financial Officer on an independent contractor basis. Although Mr. Davidson does not have an employment agreement with us, from February 1, 2011 to May 31, 2011, we paid Mr. Davidson a monthly fee of $5,000 and from June 1, 2011, we began paying Mr. Davidson a reduced fee of $2,000 per month for his services to us as our Chief Executive Officer pursuant to a consulting agreement described below.

(2) Mr. Duggan serves as our Chief Operating Officer on an independent contractor basis. Mr. Duggan does not have an employment agreement with us, although beginning January 17, 2011, we started paying Mr. Duggan a fee of $2,500 per month for his services to us as our Chief Operating Officer pursuant to a consulting agreement described below.

Outstanding Equity Awards at Fiscal Year-End

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2007 Plan. (See “Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans,” above).  The following table sets forth information regarding stock options held by the Company’s Named Executive Officers and Directors at January 31, 2012.

Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
James D. Davidson (1)	333,333	666,667	1,000,000	0.09	7/27/21
David Rector (1)	333,333	666,667	1,000,000	0.09	7/27/21
George Duggan (1)	333,333	666,667	1,000,000	0.09	7/27/21

(1)	Each of Messrs. Davidson, Rector and Duggan received a grant of options to purchase one million (1,000,000) shares of our common stock under the 2007 Plan, with an exercise price of $0.09 per share and a term of 10 years. One third of the options vested on July 27, 2011, the date of grant and the remaining options will vest in two equal installments on each of July 27, 2012 and 2013.

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

Consulting Agreements with our Chief Executive Officer and Chief Operating officer

Effective February 1, 2011, we entered into an independent contractor consulting agreement with James Davidson pursuant to which we agreed to pay to Mr. Davidson $5,000 per month for 12 months beginning February 1, 2011 for his services rendered to us as our Chief Executive Officer. That agreement was amended effective June 1, 2011, reducing Mr. Davidson’s compensation to $2,000 per month. It was renewed for an additional 12 months beginning February 1, 2012.

Effective January 17, 2011, we entered into an independent contractor consulting agreement with George Duggan pursuant to which we agreed to pay to Mr. Duggan $2,500 per month for 12 months beginning January 17, 2011 for his services rendered to us as our Chief Operating Officer. This agreement was renewed for an additional 12 months beginning January 17, 2012, 2012.

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

Compensation of Directors

Neither of our directors receives any cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. As of the date hereof, there were no other arrangements between us and our directors that resulted in our making payments to either of our directors for any services provided to us by them as Directors.

On July 27, 2011, we granted options to purchase 1,000,000 shares of our common stock to our non-employee director. These options have a 10-year term and were granted with an exercise price of $0.09 per share. One third of these options, or 333,337, vested on the date of the grant, with the remaining two thirds vesting on the first and second anniversaries of the date of grant. All vested options are exercisable, in full or in part, at any time after vesting, until termination.

The following table sets forth information regarding compensation accrued to our directors for the year ended January 31, 2012.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non- equity incentive plan compensa- tion ($)	Nonqualified deferred compensation earnings ($)	All other compen- sation ($)	Total ($)

David Rector	-	-	44,999	-	-	-	44,999

(1)	Option awards expense as reported here and in our financial statements has been recorded in accordance with the FASB ASC Codification.

Equity Compensation Plan Information

Our Board of Directors and stockholders owning a majority of our outstanding shares adopted our 2007 Plan, which originally reserved a total of 3,000,000 shares of our common stock for issuance.  In December 2010, the number of shares reserved for issuance under the 2007 Plan was increased by the Board to 16,000,000 shares of common stock, subject to adjustment under certain circumstances. This increase was approved by our then-majority stockholder. If an incentive award granted under the 2007 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 Plan.

In addition, the number of shares of Common Stock subject to the 2007 Plan, any number of shares subject to any numerical limit in the 2007 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

It is expected that the Compensation Committee of our Board of Directors, or the Board of Directors in the absence of such a committee, will administer the 2007 Plan.  Subject to the terms of the 2007 Plan, the Compensation Committee would have complete authority and discretion to determine the terms of awards under the 2007 Plan.

Eligible Recipients

Any officer or other employee of the Company or its affiliates, or an individual that the Company or an affiliate has engaged to become an officer or employee, or a consultant or advisor who provides services to the Company or its affiliates, including a non-employee director of the Board, is eligible to receive awards under the 2011 Plan.

Grants

The 2007 Plan authorizes the grant to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

•	Options granted under the 2007 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless agreed to otherwise at the time of the grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	The 2007 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of our common stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of our common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

Duration, Amendment and Termination

The Board has the power to amend, suspend or terminate the 2007 Plan without stockholder approval or ratification at any time or from time to time.  No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2007 Plan would terminate ten years after its adoption.

Outstanding Equity Awards at Fiscal Year Ended January 31, 2012

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to certain of its officers, consultants and its outside director. These options have a 10-year term and were granted with an exercise price of $0.09, the fair market value of our common stock on the date of grant, as determined by our Board of Directors, based on the closing price of the Common Stock on the OTB Bulletin Board on the date of grant. The one third of these options, or 3,666,667, vested on the date of the grant, with the remaining two thirds vesting on the first and second anniversaries of the date of grant. All vested options are exercisable, in full or in part, at any time after vesting, until termination.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our securities known by us as of April 30, 2012 by:

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

James D. Davidson 4515 Ocean View Blvd., Suite 305 La Cañada, CA 91011	Common Stock	9,980,958	(3)	8.7%

George Duggan 4515 Ocean View Blvd., Suite 305 La Cañada, CA 91011	Common Stock	2,760,708	(3)	2.4%

David Rector 4515 Ocean View Blvd., Suite 305 La Cañada, CA 91011	Common Stock	333,333	(4)	*

All directors and executive officers as a group (3 persons)	Common Stock	12,075,000		11.1%

Sandor Capital Master Fund LP 2828 Routh Street, Suite 500 Dallas, TX 75201	Common Stock	13,875,000	(5)	11.5%

Michael Baybak 4515 Oceanview Blvd. La Canada, CA 91011	Common Stock	11,493,976	(6)	9.9%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Barry Honig 4400 Biscayne Blvd., #850 Miami, FL 33137	Common Stock	11,493,976	(7)	9.9%

Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY 10022	Common Stock	11,493,976	(8)	9.9%

Fitel Nominees Limited 11 St. James Square Manchester M2 6WH UK	Common Stock	7,950,000	(9)	6.8%

Dragon Equities Limited c/o Haywood Securities Inc. 200 Burrard Street, Suite 700 Vancouver, BC V6C 3A6	Common Stock	9,000,000	(10)	7.6%

Brio Capital L.P. 401 East 34th St., Suite South 33C New York, NY 10016	Common Stock	6,000,000	(11)	5.1%

Dharma Fund PCC Limited 207 Neptune House Marina Bay, Gibraltar	Common Stock	6,000,000	(12)	5.1%

E&P Fund Ltd. c/o Nemo Asset Management PO Box 60374 Abu Dhabi, U.A.E.	Common Stock	6,000,000	(13)	5.1%

Michael & Betsy Brauser TBE 3164 NE 31st Avenue, Lighthouse Point, FL 33064	Common Stock	7,125,000	(14)	6.1%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 30, 2012, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages are based on 114,951,260 shares of Common Stock issued and outstanding as of April 30, 2012.

(3)	Includes 333,333 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days.

(4)	Consists of 333,333 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days.

(5)	Includes 4,625,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. John S. Lemak exercises investment control with respect to these shares.

(6)	Includes 666,666 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days held by Michael Baybak. Includes 1,557,185 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by Baybak Family Partners, Ltd., a Colorado family limited partnership (“BFP”). Does not include (a) 2,442,815 shares of our common stock issuable upon the exercise of warrants held by BFP, which warrants contain a customary 9.9% blocker provision and, thus, are not exercisable within 60 days, and (b) 8,000,000 shares of our common stock issuable upon the conversion of 8,000,000 shares of our Series A Preferred Stock held by BFP, which preferred shares also contain a 9.9% blocker and, thus, are not convertible within 60 days. As general partner of BFP, Michael Baybak has voting and investment power with respect to the shares owned by BFP.

(7)	Includes 666,666 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days held by Barry Honig. Includes 4,000,000 shares of our common stock held by GRQ Consultants, Inc. 401K ("GRQ"). Barry Honig has voting and investment power with respect to the shares owned by GRQ. Includes (a) 3,000,000 and 375,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by GRQ and Barry Honig, respectively. Includes 403,236 shares of our common stock issuable upon the conversion of shares of our Series A Preferred Stock held by GRQ, and does not include 5,596,764 shares of our common stock issuable upon the conversion of shares of our Series A Preferred Stock held by GRQ, which preferred shares contain the 9.9% blocker and, thus, are not convertible within 60 days.

(8)	Includes 1,300,000 shares of our common stock held by Gottbetter Capital Group, Inc. Adam Gottbetter has voting and investment power with respect to the shares owned by Gottbetter Capital Group, Inc. and by Gottbetter & Partners, LLP (“G&P”). Includes 3,731,916 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by G&P. Does not include (a) 643,084 shares of our common stock issuable upon the exercise of warrants held by G&P, which warrants contain a customary 9.9% blocker provision and, thus, are not exercisable within 60 days, and (b) 8,000,000 shares of our common stock issuable upon the conversion of 8,000,000 shares of our Series A Preferred Stock held by G&P, which preferred shares also contain a 9.9% blocker and, thus, are not convertible within 60 days.

(9)	Includes 2,650,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. Mr. Guy-Philippe Bertin exercises investment control with respect to these shares.

(10)	Includes 5,000,000 outstanding shares and 2,500,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by Dragon Equities Limited ("Dragon"). Fuad Sillem exercises investment control with respect to the shares held by Dragon. Includes 1,000,000 outstanding shares and 500,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by Fuad Sillem directly.

(11)	Includes 2,000,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. Shaye Hirsch exercises investment control with respect to these shares.

(12)	Includes 2,000,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. Jean-Francois Campos is the Director of the Dharma Fund PCC Liited and, as such, exercises investment control with respect to these shares.

(13)	Includes 2,000,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. E&P Fund Limited is an open-end investment company domiciled in the Cayman Islands. Nemo Asset Management Ltd. is the investment manager of this fund and, as such, exercises investment control with respect to these shares.

(14)	Includes 2,375,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part II, Item 5 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In January 2011, we entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, our Chief Operating Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as our corporate headquarters and communications office, and provide us with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with our auditors and our financial statement preparers. We will pay ICS a monthly fee of $6,000 for these services. Our agreement with ICS became effective January 1, 2011, runs for a term of 12 months and may be extended or terminated by the parties upon 60 days prior notice. For the fiscal years ended January 31, 2012 and 2011, we paid ICS $72,000 and $6,000, respectively, under the agreement. Additionally, we reimbursed ICS for the expenses related to the services provided in the amount of $9,291 and $0 for the years ended January 31, 2012 and 2011. As of January 31, 2012 and 2011, the outstanding payable to ICS was $0 and $6,000, respectively. This agreement was extended for an additional 12 months beginning January 1, 2012.

In connection with and at the time of the Cromwell Merger, we issued 31,000,000 shares of our common stock to James Davidson, our Chief Executive Officer, in repayment of $31,000 of cash advances to us, and expenses incurred on behalf of us, by Mr. Davidson. On December 22, 2010, we repurchased and cancelled 13,000,000 of those shares from Mr. Davidson at a price of $13,000.

Effective February 1, 2011, we entered into an independent contractor consulting agreement with James Davidson pursuant to which we agreed to pay to Mr. Davidson $5,000 per month for 12 months beginning February 1, 2011 for his services rendered to us as our Chief Executive Officer.  That agreement was amended effective June 1, 2011, to reduce Mr. Davidson’s compensation to $2,000 per month. For the fiscal year ended January 31, 2012, we paid Mr. Davidson $36,000 under the agreement. The agreement was renewed on February 1, 2012 for an additional 12 months.

Effective January 17, 2011, we entered into an independent contractor consulting agreement with George Duggan pursuant to which we agreed to pay to Mr. Duggan $2,500 per month for 12 months beginning January 17, 2011 for his services rendered to us as our Chief Operating Officer. For the fiscal years ended January 31, 2012 and 2011, we paid Mr. Duggan $30,000 and $2,500, respectively, under the agreement. This agreement was renewed for an additional 12 months beginning January 17, 2012, 2012.

Effective June 6, 2011, we entered into an independent contractor consulting agreement with Michael Baybak, a beneficial holder of more than 5% of our outstanding common stock, pursuant to which we agreed to pay to Mr. Baybak $6,000 per month for 24 months beginning June 6, 2011. Mr. Baybak will provide us with consulting advice with respect to our mining and exploration operations. For the fiscal year ended January 31, 2012, we paid Mr. Baybak $48,000 under the agreement. During the year ended January 31, 2011, we incurred a total of $13,819 for certain acquisition-related consulting and marketing services provided by Mr. Baybak.

On December 1, 2010, we entered into a 12 month retainer agreement with G&P pursuant to which we agreed to pay G&P a monthly fee of $5,500 for providing to us legal services relating to SEC regulatory compliance and reporting requirements. For the fiscal years ended January 31, 2012 and 2011, we paid G&P $60,500 and $11,000, respectively, under the agreement. The renewal of this agreement is currently under negotiation. We also agreed to pay, and paid, G&P a separate flat fee of $50,000 for representing us in connection with our acquisition of the AuroTellurio Property. For the years ended January 31, 2012 and 2011, we paid G&P total of $150,550 and $187,354, respectively. We have a retainer agreement in place relating the preparation and filing of a registration statement on Form S-1 pursuant to which we will pay G&P on an hourly basis with a cap on these legal fees of $50,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended January 31, 2012 and 2011, are set forth in the table below:

Fee Category	Fiscal year ended January 31, 2012	Fiscal year ended January 31, 2011
Audit fees (1)	$31,800	$22,519
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$31,800	$22,519

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp. (1)

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (2)

3.2	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 9, 2009 (3)

3.3	10.3	Certificate of Designation of Series A Convertible Preferred Stock as filed with the Nevada Secretary of State on December 23, 2010 (4)

3.4	10.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 30, 2010 (5)

3.5	3.2	By-Laws of Registrant (6)

4.1	10.17	Form of Investor Warrant dated July 11, 2007, for purchase of Registrant’s common stock (1)

4.2	10.3	Reversal Loan Promissory Note dated August 8, 2007 between the Registrant and Cromwell Uranium Holdings, Inc. (7)

4.3	4.1	Form of 10% Promissory Note of the Registrant dated March 22, 2010 (8)

4.4	4.6	Form of 0% Convertible Promissory Note of the Registrant dated September 16, 2010 (12)

4.5	10.2	Form of Investor Warrant Dated December, 2010 for purchase of Registrant’s common stock (4)

Exhibit No.	SEC Report Reference Number	Description

10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007, as amended December 21, 2010 (12)

10.2	10.2	Form of 2007 Stock Option Plan Option Agreement (12)

10.3	10.15	Registration Rights Agreement dated July 11, 2007 among Registrant and the persons named therein (1)

10.4	10.1	Reversal Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (2)

10.5	10.2	Reversal Loan and Control Share Pledge and Security Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.6	10.1	Restricted Stock Purchase Agreement dated November 12, 2007 between the Registrant and James D. Davidson (9)

10.7	10.1	Form of Subscription Agreement dated September __, 2008 among the Registrant, Gottbetter & Partners, LLP, as escrow agent, and the investors named therein (10)

10.8	10.8	Form of 12 month 0% Promissory Note Loan Agreement dated September __. 2009 by and among the Registrant and the Lenders named therein (12)

10.9	10.2	Form of 12 month 10% Promissory Note Loan Agreements dated December 10. 2009 and March 5, 2010 by and among the Registrant and the Lenders named therein (8)

10.10	10.10	Form of 12 month 0% Convertible Promissory Note Loan Agreement dated September 16, 2010 by and among the Registrant and the Lenders named therein (12)

10.11	10.11	Form of Amendment to Promissory Notes Agreement dated October 29, 2010 by and among the Registrant and the Lenders named therein (12)

10.12	10.1	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and purchasers of Registrant’s common stock (4)

10.13	10.4	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and purchasers of Registrant’s Series A preferred Stock (4)

10.14	10.5	Form of Subscription Agreement Addendum of the Registrant dated December 22, 2010

Exhibit No.	SEC Report Reference Number	Description

10.15	10.15	Share Cancellation Agreement dated December 22, 2010 between the Registrant and James D. Davidson (12)

10.16	10.16	Consulting Agreement dated October 15, 2010 between the Registrant and Edward Karr (12)

10.17	10.17	Settlement Agreement dated December 15, 2010 between the Registrant and Gottbetter & Partners, LLP (12)

10.18	10.18	Administrative Services Agreement dated January 1, 2011 between the Registrant and Incorporated Communications Services (12)

10.19	10.19	Consulting Agreement dated January 17, 2011 between the Registrant and George Duggan (12)

10.20	10.20	Form of Consulting Agreement dated January 18, 2011 between the Registrant and Consultant (12)

10.21	10.21	Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (12)

10.22	10.22	Property Option Agreement dated February 11, 2011 among the Registrant, Mexivada Mining Corp. and the other parties named therein (12)

10.23	10.23	Form of Surface Rights Agreement dated May 2011 (English translation) (13)

10.24	10.24	Amendment dated June 6, 2011 to Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (13)

10.25	10.25	Consulting Agreement dated June 6, 2011 between the Registrant and Michael Baybak (13)

10.26	*	Airborne Geophysical Survey Agreement dated November 4, 2011 between the Registrant and MPX Geophysics Ltd.

14.1	14.1	Code of Ethics (1)

16.1	16.1	Letter from Davis Accounting Group, P.C., dated July 8, 2010 to the SEC regarding statements included in Form 8-K (11)

21	*	List of Subsidiaries

31.1/31.2	*	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	SEC Report Reference Number	Description

32.1/32.2	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)	Filed with the SEC on July 13, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference

(2)	Filed with the SEC on August 9, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on March 11, 2009, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on December 30, 2010, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on January 18, 2011, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K/A-1, which exhibit is incorporated herein by reference.

(6)	Filed with the SEC on May 30, 2006, as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-134549) on Form SB-2, which exhibit is incorporated herein by reference.

(7)	Filed with the SEC August 9, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the SEC on June 14, 2010, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

(9)	Filed with the SEC on November 11, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the SEC on December 15, 2008, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

(11)	Filed with the SEC on July 9, 2010, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(12)	Filed with the SEC on May 17, 2011, as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-134549) on Form 10-K, which exhibit is incorporated herein by reference.

(13)	Filed with the SEC on August 10, 2011, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference

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

CALIFORNIA GOLD CORP.

Dated: April 30, 2011	By:	/s/ James D. Davidson
James D. Davidson, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James D. Davidson	Director	April 30, 2011
James D. Davidson

/s/ David Rector	Director	April 30, 2011
David Rector

PART IV – FINANCIAL INFORMATION

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of January 31, 2012 and 2011	F-3

Consolidated Statements of Expenses for the years ended January 31, 2012 and 2011 and for the period from April 19, 2004 (inception) through January 31, 2012	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the period from April 19, 2004 (inception) through January 31, 2012	F-5

Consolidated Statements of Cash Flows for the years ended January 31, 2012 and 2011 and for the period from April 19, 2004 (inception) through January 31, 2012	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

California Gold Corp.

(An Exploration Stage Company)

La Cañada, California

We have audited the accompanying consolidated balance sheets of California Gold Corp. and its subsidiary (an exploration stage company) (collectively, the “Company”) as of January 31, 2012 and 2011, and the related statements of expenses, stockholders’ deficit, and cash flows for the years then ended and for the period from inception (April 19, 2004) through January 31, 2012. These financial statements are the responsibility of California Gold Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Gold Corp. and its subsidiary as of January 31, 2012 and 2011 and the results of their expenses and their cash flows for the years then ended and for the period from inception (April 19, 2004) through January 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 30, 2012

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	January 31, 2012	January 31, 2011

ASSETS

Current assets:
Cash	$828,181	$1,268,254
Other receivables	5,907	-
Prepaid expenses	27,556	-
Prepaid expenses – related party	-	33,784
Total current assets	861,644	1,302,038

Property and equipment, net	7,865	-
Mining rights	47,500	20,000
Total assets	$917,009	$1,322,038

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$50,333	$27,129
Accounts payable – related party	-	52,250
Derivative liabilities	1,817,100	2,305,770
Other accrued liabilities – related party	2,500	2,500
Total current liabilities	1,869,933	2,387,649
Total liabilities	1,869,933	2,387,649

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 22,000,000 authorized; 22,000,000 shares issued and outstanding	22,000	22,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 109,451,260 and 92,701,260 shares issued and outstanding at January 31, 2012 and 2011, respectively	109,451	92,701
Additional paid-in capital	2,037,546	1,678,791
Deficit accumulated during the exploration stage	(3,121,921)	(2,859,103)
Total stockholders' deficit	(952,924)	(1,065,611)
Total liabilities and stockholders' deficit	$917,009	$1,322,038

The accompanying notes are an integral part of these audited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EXPENSES

	Year Ended January 31, 2012	Year Ended January 31, 2011	April 19, 2004 (Inception) to January 31, 2012

Expenses

Mineral property expenses	$355,653	$52,452	$433,755
Bad debt expense	-	-	559,483
Depreciation expense	944	-	944
General and administrative expenses	940,985	489,756	2,089,166
Total operating expenses	1,297,582	542,208	3,083,348
Loss from operations	(1,297,582)	(542,208)	(3,083,348)

Other income (expenses):
Interest income	2,060	271	2,351
Interest expense	-	(1,621)	(1,763)
Realized and unrealized gain (loss) on derivatives, net	1,032,704	(1,062,247)	(29,543)
Amortization of debt discount	-	(9,618)	(9,618)
Total other income (expenses)	1,034,764	(1,073,215)	(38,573)
Net loss	$(262,818)	$(1,615,423)	$(3,121,921)

Loss per common share:
Loss per common share- basic and diluted	$(0.00)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	104,474,612	62,444,953

The accompanying notes are an integral part of these audited consolidated financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

						Deficit
					Additional	Accumulated
	Common Stock		Preferred Stock		Paid-In	During the
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance - April 19, 2004 (inception)	-	$-	-	$-	$-	$-	$-
Loss for the year ended January 31, 2005	-	-	-	-	-	-	-
Balance - January 31, 2005	-	$-	-	$-	$-	$-	$-
Common stock issued for cash	46,990,000	46,990	-	-	(39,590)	-	7,400
Common stock issued for cash	6,985,000	6,985	-	-	4,015	-	11,000
Common stock issued for cash	1,778,000	1,778	-	-	54,222	-	56,000
Loss for the year ended January 31, 2006	-	-	-	-	-	(29,275)	(29,275)
Balance - January 31, 2006	55,753,000	$55,753	-	$-	$18,647	$(29,275)	$45,125
Loss for the year ended January 31, 2007	-	-	-	-	-	(21,158)	(21,158)
Balance - January 31, 2007	55,753,000	$55,753	-	$-	$18,647	$(50,433)	$23,967
Common stock issued for services	12,700,000	12,700	-	-	(10,700)	-	2,000
Cancellation of common stock	(44,450,000)	(44,450)	-	-	44,450	-	-
Common stock issued for expenses paid by officer	31,000,002	31,000	-	-	-	-	31,000
Common stock issued for convertible debentures	1,190,000	1,190	-	-	593,810	-	595,000
Contributed capital for donated services	-	-	-	-	235,668	-	235,668
Loss for the year ended January 31, 2008	-	-	-	-	-	(935,664)	(935,664)
Balance - January 31, 2008 (unaudited)	56,193,002	$56,193	-	$-	$881,875	$(986,097)	$(48,029)
Cancellation of common stock	(2,000,000)	(2,000)	-	-	2,000	-	-
Common stock issued for cash	4,000,000	4,000	-	-	16,000	-	20,000
Common stock issued for cash	120,000	120	-	-	59,880	-	60,000
	-	-	-	-		-
Loss for the year ended January 31, 2009	-	-	-	-	-	(75,062)	(75,062)
Balance - January 31, 2009	58,313,002	$58,313	-	$-	$959,755	$(1,061,159)	$(43,091)
Cancellation of common stock	(250,000)	(250)	-	-	250	-	-
Loss for the year ended January 31, 2010	-	-	-	-	-	(182,521)	(182,521)
Balance - January 31, 2010	58,063,002	$58,063	-	$-	$960,005	$(1,243,680)	$(225,612)
Common stock issued for services	4,500,000	4,500	-	-	229,945	-	234,445
Cancellation of common stock	(15,000,000)	(15,000)	-	-	(48,000)	-	(63,000)

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

Common stock, preferred stock, and derivative warrants instruments sold in private placement offering at $0.025 per share, less offering costs of $15,500	41,478,258	41,478	22,000,000	22,000	1,523,478	-	1,586,956
Derivatives resulting on above stock issued					(1,323,133)		(1,323,133)
Common stock issued for convertible notes	3,660,000	3,660	-	-	179,205	-	182,865
Contribution to capital on forgiveness of related party debt	-	-	-	-	157,291		157,291
Loss for the year ended January 31, 2011	-	-	-	-	-	(1,615,423)	(1,615,423)
Balance - January 31, 2011	92,701,260	$92,701	22,000,000	$22,000	$1,678,791	$(2,859,103)	$(1,065,611)
Stock-based compensation	500,000	500	-	-	505,039	-	505,539
Common stock and warrants sold in over-allotment offering at $0.025 per share, less offering costs totaling $3,500	16,000,000	16,000	-	-	380,500	-	396,500
Derivatives resulting on above warrants issued	-	-	-	-	(544,034)	-	(544,034)
Common stock issued for acquisition of mining rights at $0.001 per share	250,000	250	-	-	17,250	-	17,500
Loss for the period ended January 31, 2012	-	-	-	-	-	(262,818)	(262,818)
Balance - January 31, 2012	109,451,260	$109,451	22,000,000	$22,000	$2,037,546	$(3,121,921)	$(952,924)

The accompanying notes are an integral part of these audited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31, 2012	Year Ended January 31, 2011	April 19, 2004 (Inception) to January 31, 2012
Cash flows from operating activities:
Net loss	$(262,818)	$(1,615,423)	$(3,121,921)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	944	-	944
Stock-based compensation	505,539	234,445	1,008,652
Amortization of debt discount	-	9,618	9,618
Unrealized and realized (gain) loss on derivatives, net	(1,032,704)	1,062,247	29,543
Changes in operating assets and liabilities:
Other receivables	(5,907)	-	(5,907)
Prepaid expenses	(27,556)	-	(27,556)
Prepaid expenses – related party	33,784	(33,784)	-
Accounts payable	23,204	(3,320)	(8,014)
Accounts payable – related party	(52,250)	34,521	157,665
Other accrued liabilities – related party	-	2,500	2,642
Interest accrued on notes payable from related party	-	1,621	1,621
Net cash used in operating activities	(817,764)	(307,575)	(1,952,713)
Cash flows from investing activities:
Purchase of property and equipment	(8,809)	-	(8,809)
Acquisition of mining rights	(10,000)	(20,000)	(30,000)
Net cash used in investing activities	(18,809)	(20,000)	(38,809)
Cash flows from financing activities:
Proceeds from related party loans	-	71,500	92,430
Proceeds from common and preferred stock issued, net of offering costs	396,500	1,586,956	2,790,273
Payments from cancellation of common stock	-	(63,000)	(63,000)
Net cash provided by financing activities	396,500	1,595,456	2,819,703
Net increase (decrease) in cash	(440,073)	1,267,881	828,181
Cash - beginning of period	1,268,254	373	-
Cash - end of period	$828,181	$1,268,254	$828,181

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncash investing and financing activities:
Contributed capital - loss on extinguishment of debt owed to related party	$-		$374	$374
Debt discount due to derivative liabilities	$-		$9,618	$9,618
Contributed capital - payables settled by stockholder	$-		$157,665	$157,665
Issuance of common stock for convertible notes	$-		$182,865	$3,660
Re-class of derivatives related to convertible notes	$-		$91,365	$91,365
Issuance of derivative warrant instruments	$544,034		$1,323,133	$1,867,167
Related party note receivable write-off	$-		$-	$557,927
Common stock cancellation	$-		$15,000	$61,700
Issuance of common stock for acquisition of mining rights	$17,500	$		$17,500

The accompanying notes are an integral part of these audited consolidated financial statements.

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2012 and 2011, and the reported revenues and expenses for the years then ended and cumulative from inception.  Actual results could differ from those estimates made by management.

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

Mineral Rights, Exploration and Development Costs

Mineral claims and rights include acquired interests in production, development and exploration stage properties. The mineral rights are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  As of January 31, 2012 and 2011, the Company capitalized $47,500 and $20,000, respectively, of costs related to the first closing under the AuroTellurio Option Agreement conducted on August 4, 2011 (Note 3).

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment

The Company’s property and equipment is stated at cost less accumulated depreciation and consists of a vehicle.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized. The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful life of the vehicle, which is 5 years. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in the gain or loss from operations.

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

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended January 31, 2012 and 2011, the Company recorded $505,539 and $234,445, respectively, in stock-based compensation as a component of general and administrative expenses.

Net Earnings (Loss) per Common Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the years ended January 31, 2012 and 2011, the Company excluded options and outstanding warrants to purchase 11,000,000 and 19,369,565 shares of common stock, respectively, as the effect would be anti-dilutive.

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

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition-Related Costs

In the years ended January 31, 2012 and 2011, the Company incurred certain costs related to the AuroTellurio Acquisition (Note 3). Those costs included legal, valuation, travel, and other professional or consulting fees. The Company accounted for those acquisition-related costs under FASB ASC Topic 805, Business Combinations. The costs were recognized as mineral property expenses in the periods in which the costs were incurred and the services received. The Company recorded $355,653 and $52,452 in those costs for the years ended January 31, 2012 and 2011, respectively.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

NOTE 3 – MINING RIGHTS

On February 11, 2011, the Company entered into a property option agreement (the “AuroTellurio Option Agreement”) with Mexivada Mining Corp. (“Mexivada”) to acquire up to an 80% interest in Mexivada’s concessions comprising its AuroTellurio tellurium-gold-silver property (the “La Viuda Concessions,” the “AuroTellurio Property” or the “Property”) in Mexico.

Under the terms of the AuroTellurio Option Agreement, the Company will acquire up to an 80% legal and beneficial ownership interest in the AuroTellurio Property by making certain cash payments and share issuances to Mexivada and incurring certain exploration expenditures on the Property. See Note 12 for the Company’s commitments under the AuroTellurio Option Agreement.

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

On August 4, 2011, the Company conducted the first closing under the AuroTellurio Option Agreement. The purchase price for the first closing was $30,000 in cash and 250,000 common shares, fair valued at $17,500 based on the market price on the date of issuance. The $30,000 in cash includes the $20,000 deposits paid to Mexivada in December 2010 in connection with signing the binding offer letter agreement, which provided the Company with additional time to perform its due diligence, raise a financing, and prepare a definite purchase agreement. At the closing, the Company paid the remaining $10,000 cash and issued the 250,000 common shares.

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In exchange, the Company received from Mexivada four fully executed title deeds, each transferring to the Company a twenty percent (20%) interest in the La Viuda Concessions comprising the AuroTellurio Property, to be held in escrow by the Company's counsel until fully vested in accordance with their terms. If the Company defaults on its commitments under the AuroTellurio Option Agreement or otherwise determines not to proceed with the acquisition of the AuroTellurio Property, all unvested interests and related title deeds in the AuroTellurio Property will be returned to Mexivada.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of January 31, 2012 and 2011:

	January 31, 2012	January 31, 2011
Vehicles	$8,809	$-
Less: accumulated depreciation	(944)	-
Property and equipment, net	$7,865	$-

Depreciation expense for the years ended January 31, 2012 and 2011 was $944 and $0, respectively, and is reflected in the total operating expenses of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

Conversion of Related Party Note Payables

Modified Promissory Notes

Between September 2009 and October of 2010, an officer and three stockholders loaned the Company an aggregate of $31,500 for working capital purposes. The loans bore interest between 0% and 10% and were unsecured.  On October 13, 2010, these loans were amended to require their mandatory conversion, without interest, at a conversion price of $0.025 per share upon the initial closing of a private placement offering, which occurred on December 22, 2010.  In addition, the interest rates on all of the notes were reduced to zero and the accrued interest on the notes totaling $1,511 was forgiven.

The Company evaluated the aforementioned loan modifications under FASB ASC 470-50 and determined the modifications qualified as an extinguishment of debt due to a substantive conversion option being added. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a capital transaction. A gain on the extinguishment of $1,511 was recorded as additional paid-in capital. The Company also evaluated the conversion options under FASB ASC 815-15 for derivative treatment and determined the conversion options were not required to be accounted for as derivatives.

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the initial closing of a private placement offering on December 22, 2010, the $31,500 promissory notes were converted to 1,260,000 common shares at $0.025 per share. See Note 8.

Convertible Notes

In June 2010, a stockholder loaned the Company $10,000 for working capital purposes. The loan was unsecured, bore interest of 10 percent per annum, and was initially due in June 2011. On September 16, 2010, this loan was modified whereby the interest rate was reduced to zero and the term of the loan was revised to September 2011. In addition, a conversion option was added whereby the note was convertible at the holder’s option at $0.03 and mandatorily convertible at a lower rate of $0.025 upon the initial closing of a private placement offering.

The Company evaluated the aforementioned loan modification under FASB ASC 470-50 and determined the modification qualified as an extinguishment of debt due to a substantive conversion option being added. The Company also evaluated the conversion option under FASB ASC 815-15 for derivative treatment and determined the conversion option was required to be accounted for as a derivative due to the conversion rate reset provision. The issuance date fair value of the conversion option was determined to be $2,137 (see Note 6). In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a capital transaction. A net loss on the extinguishment of $1,885 was recorded as additional paid-in capital.

On September 16, 2010, the Company issued related party convertible notes totaling $45,000 to an officer and two stockholders. The convertible notes were non-interest bearing, initially due in one year, and were convertible at the option of the borrower into common shares at a conversion rate of $0.03 per share. In addition, the notes were mandatorily convertible at a lower rate of $0.025 upon the initial closing of a private placement offering.

The Company evaluated the conversion options for the remaining $45,000 notes under FASB ASC 815-15 and determined they were required to be accounted for as a derivative due to the conversion rate reset provisions. The issuance date fair value of the conversion options was determined to be $9,618 (see Note 5). This original fair value was recorded as a discount on the notes and was to be amortized over the life of the notes using the effective interest rate method. At the date of the conversion on December 22, 2010, any unamortized debt discount was recorded as an expense and included in other expenses on the statement of expenses as of January 31, 2011.

On September 16, 2010, the Company issued another related party convertible note totaling $5,000 to a stockholder. However, the money on the note was not received by the Company until the initial closing of a private placement offering and therefore, the Company concluded it did not qualify for derivative treatment under FASB ASC 815-15.

Upon the initial closing of a private placement offering on December 22, 2010, all convertible notes were converted to 2,400,000 common shares at $0.025 per share. See Note 8.

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation of Officers and Directors

Officers and director fees totaled $66,000 and $2,500 for the years ended January 31, 2012 and 2011, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

Legal, Consulting and Other Professional Fees

Effective December 1, 2010, the Company entered into a 12-month retainer agreement with a stockholder, pursuant to which the Company shall pay a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements. As of January 31, 2011, the Company had an outstanding advance payment for these services in the amount of $22,000 and incurred $11,000 in legal fees. For the year ended January 31, 2012, the Company incurred $60,500 under this agreement. In May 2011, the Company signed an addendum to the retainer agreement for legal representation relating to the Mexivada acquisition. The Company reached the maximum payment of $50,000 per the addendum as of January 31, 2012.

On December 15, 2010, the Company issued 500,000 shares to this stockholder for legal services provided to the Company, fair valued at $12,500, which was recorded as the stock-based compensation expense in the general and administrative expenses on the consolidated statements of operations during the year ended January 31, 2011.

For the years ended January 31, 2012 and 2011, the Company’s professional legal fees to a stockholder totaled $150,550 and $187,354 respectively, and primarily related to SEC filings, acquisitions, private placement offerings, and other general corporate matters. The legal fees incurred were included as a component of general and administrative expenses. There was no outstanding payable due to a stockholder for legal services as of January 31, 2012, compared to $46,250 outstanding as of January 31, 2011.

Additionally, the Company incurred consulting expenses with several of its stockholders, which provided the Company with regular and customary capital markets and corporate finance consulting advice. The Company incurred $0 and $11,783 in consulting fees during the years ended January 31, 2012 and 2011. The $11,783 fees were recorded as a prepaid expense in the Company’s consolidated balance sheets as of January 31, 2011. In addition, the Company issued the 500,000 common shares on February 28, 2011, to one of its stockholders and recorded the $10,555 and $1,945 of stock-based compensation expense for the services provided to the Company in the years ended January 31, 2012 and 2011. Consulting fees and the stock-based compensation expense were included as a component of general and administrative expenses in the Company’s consolidated statements of expenses.

On June 6, 2011, the Company entered into consulting agreement with another stockholder of the Company. The Company engaged the stockholder to provide certain consulting services related to the Company’s business for a minimum period through June 5, 2013 for a monthly compensation fee of $6,000. The Company incurred $48,000 in consulting fees related to this agreement for the year ended January 31, 2012, which were included as a component of general and administrative expenses. During the year ended January 31, 2012, no additional services were provided to the Company by this stockholder. During the year ended January 31, 2011, the Company incurred a total of $13,819 for certain acquisition-related consulting and marketing services provided by the stockholder.

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with the auditors and financial statement preparers. The Company pays ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, ran for 12 months and was extended for an additional 12 months beginning January 1, 2012. The Company incurred $72,000 and $6,000 in management fees for the years ended January 31, 2012 and 2011, which were included as a component of general and administrative expenses. Additionally, the Company reimbursed ICS for the expenses related to the services provided of $9,291 and $0 for the years ended January 31, 2012 and 2011. As of January 31, 2012 and 2011, the outstanding payable to ICS was $0 and $6,000, respectively, recorded in the Company’s consolidated balance sheets.

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

The derivative liabilities were fair valued on December 22, 2010, the conversion date, at $91,365 resulting in a loss on the change in fair value of $79,610 for the year ended January 31, 2011. Due to conversion, the Company re-classed derivative liabilities associated to convertible notes to equity, in accordance with FASB ASC 815. Additionally, any unamortized debt discount was recorded as an expense and included in other expenses on the statement of expenses as of January 31, 2011.

The Company used the Black-Scholes option pricing model to estimate the fair values with the following assumptions: the market price of the Company’s common stock on the measurement dates of $0.01 and $0.05, no expected dividend yield; expected volatilities ranging from 246% to 271%; risk-free interest rates of 0.25%; and expected terms ranging from 1 to 0.7 years.

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $1,383,475 and $2,305,770 at the balance sheet dates as of January 31, 2012 and 2011, respectively. The Company recorded a $922,295 change in value of the derivative liability as unrealized gain in non-operating income for the year ended January 31, 2012 and a 1,062,247 change in value during the year ended January 31, 2011, as unrealized loss.

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

In April 2011, the Company added to the Unit Offering a first over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 2011 grants were re-valued as being $211,117 at the balance sheet date of January 31, 2012. The Company recorded a $80,757 change in value as unrealized gain in non-operating income for the year ended January 31, 2012.

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

In June and July 2011, the Company closed its first and second over-allotment options. The Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $149,203 and $102,957 at the grant dates of June 15, 2011 and July 15, 2011, respectively. The grants were re-valued as being $222,508 at January 31, 2012. The Company recorded a $29,652 change in value as unrealized gain in non-operating income for the year ended January 31, 2012.

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each warrant granted in the private placement offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	4,000,000
Market price of the Company’s common stock on the measurement dates	$0.07 and 0.08
Exercise price	$0.125
Risk free interest rate range	0.37 – 0.38%
Dividend yield	0.00%
Volatility range	257.60 – 259.63%
Expected exercise term in years	1.5

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

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash, Due to third party, Prepaid expenses, Mining rights, Accounts payable, and Accrued liabilities

The carrying amounts approximate fair value because of the short-term nature or maturity of the instruments.

Derivative liabilities

The Company’s determination of fair value of its derivative instruments incorporates various factors required under FASB Topic ASC 815. The fair values of the Company’s derivatives are valued using less observable data from objective sources as inputs into internal valuation models. Therefore, the Company considers the fair value of its derivatives to be Level 3 hierarchy. At January 31, 2012 and 2011, the aggregate Level 3 fair value of the derivative liabilities was $1,817,100 and $2,305,770, respectively.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Year Ended January 31,
	2012	2011
Derivative liabilities - beginning balance	$2,305,770	$-
Additions	544,034	1,334,888
Reductions	-	(91,365)
Change in fair value	(1,032,704)	1,062,247
Derivative liabilities - ending balance	$1,817,100	$2,305,770

Realized and unrealized gain (loss) on derivatives, net, included in earnings for the period ended January 31, 2012 and 2011	$1,032,704	$(1,062,247)

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY

Private Placement Offering

On December 22, 2010, the Company issued 3,660,000 shares to certain note holders upon conversion of outstanding convertible promissory notes at a conversion price of $0.025 per share.

On December 22, 2010, the Company sold to various persons 58,478,258 units of its securities for gross proceeds of $1,461,956, at $0.025 per unit. Each of 36,478,258 of the units consists of one common share and a warrant to purchase one-half share at $0.125 per whole share. Each of the remaining 22,000,000 units consists of one share of the Company’s Series A Convertible Preferred Stock and warrants to purchase one-half of one share of common stock. The warrants will be exercisable from issuance until eighteen months after the closing of the PPO.

On January 13, 2011, the Company sold an additional 5,000,000 Units for a total price of $125,000. The Company repurchased and cancelled 2,000,000 Units for $50,000.

During the year ended January 31, 2012, the Company sold an additional 16,000,000 Units for a total price of $400,000. As of January 31, 2012, cumulatively, the Company has sold a total of 77,478,258 Units for a total price of $1,936,956. The Company incurred closing costs of $19,000, resulting in net proceeds from the Offering of $1,917,956. The Company plans to apply the net proceeds of the closing primarily towards the AuroTellurio Acquisition (Note 3) and for working capital purposes.

Cancellation of Common Stock

In connection with the terms of the 2007 merger, and cancellation and reversal of the merger, an officer and director of the Company made advances to, and incurred expenses on behalf of the Company of $31,000. The Company reimbursed this officer by issuing 31,000,000 shares.  On December 22, 2010, the Company repurchased and cancelled 13,000,000 of those shares from its officer at a price of $13,000.

In January 2011, the Company repurchased and cancelled 2,000,000 Units for $50,000, sold in the PPO offering on January 13, 2011.

AuroTellurio Acquisition

On August 4, 2011, in connection with the First Closing under the AuroTellurio Option Agreement, the Company issued to Mexivada 250,000 shares of its restricted common stock, at $0.001 per share. The issued stock was fair valued at $17,500 based on the market price on the date of issuance.

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gain on Forgiveness of Related Party Debt

The Company recorded a $157,291 net gain on forgiveness of related party debt as additional paid-in capital during the year ended January 31, 2011. The total net gain amount included a $1,511 forgiven accrued interest on modified promissory notes, discussed in Note 4, and a $157,665 gain on forgiven accounts payable to one of the Company’s stockholders for the past services. The total gain of $159,176 was offset by a $1,885 loss on the extinguishment of debt related to one of the convertible notes to a stockholder (see Note 6). The Company did not have forgiven debt in the year ended January 31, 2012.

NOTE 9 – STOCK-BASED COMPENSATION

Shares for Services

Pursuant to a Consulting Services Agreement between the Company and an unrelated party, dated as of October 15, 2010, the Company issued 4,000,000 shares as consideration for professional services rendered relating to business development and corporate finance. The 4,000,000 shares were valued at $220,000, or $0.05 per share.

On December 15, 2010, the Company issued the 500,000 shares to a stockholder for legal services previously provided to the Company. The 500,000 shares were valued at $12,500, or $0.025 per share.

Pursuant to a Consulting Services Agreement as of January 18, 2011 between the Company and another stockholder of the Company, the Company agreed to issue the 500,000 restricted shares for future services relating to business development and corporate finance. The 500,000 shares were valued at $12,500, or $0.025 per share, $1,945 of which was recorded during the year ended January 31, 2011 and the difference of $10,555 was recorded in the following year.

The Company recognized non-cash stock-based compensation expense of $234,445 during the year ended January 31, 2011 in connection with these issuances, compared to $10,555 during the year ended January 31, 2012.

The Company valued the issued shares based on market value on the date of the agreements.

Stock Options

The Company has a stock-based compensation plan known as the 2007 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive and non-qualified stock options to acquire common shares in the capital of California Gold Corp. The number of shares authorized under the Plan is 16,000,000. As of January 31, 2012, 5,000,000 shares remain available for future grants under the Plan.

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to its employees and outside consultants. These options have a 10-year term and were granted with an exercise price of $0.09. The one third of these options, or 3,666,667, vested on the date of the grant, with the remaining two thirds vesting on the first and second anniversaries of the date of grant. All vested options are exercisable, in full or in part, at any time after vesting, until termination. As of January 31, 2012, no options were exercised or forfeited. The Company recorded stock-based compensation expense attributable to options of $494,984 during the year ended January 31, 2012. As of January 31, 2012, there was approximately $494,984 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the period of 1.5 years.

Outstanding options had $0 intrinsic value at January 31, 2012, due to the exercise price being greater than the value of the Company’s common stock at the reporting date.

The fair value of options granted in July 2011 was measured at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Market price of the Company’s common stock on grant date	$0.09
Risk free interest rate	3.01%
Dividend yield	0.00%
Volatility	259.13%
Expected life	6 years
Expected forfeiture rate	0.00%

NOTE 10 – CONVERTIBLE DEBENTURES AND WARRANTS

On June 22, 2007 and June 28, 2007, the Company issued a series of convertible debentures.  In connection with a failed merger attempt in 2007, the money was loaned to the proposed merger partner and warrants were issued in connection with the conversion of the loans into common stock.  These warrants remain outstanding.

A summary of the status of 2007 warrants granted as of January 31, 2012 and 2011 is as follows:

		Average
		Exercise
Description	Shares	Price

Outstanding at January 31, 2011	1,190,000	$0.75
Outstanding at January 31, 2012	1,190,000	$0.75

A summary of the status of 2007 warrants outstanding as of January 31, 2012 is presented below:

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life Years	Price	Exercisable	Price
$0.75	1,190,000	0.46	$0.75	1,190,000	$0.75

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

No provision for federal income taxes has been recognized for the years ended January 31, 2012 and 2011 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

The Company had deferred income tax assets as of January 31, 2012 and 2011 as follows:

	2012	2011

Loss carryforwards	$628,063	$351,569
Less - valuation allowance	(628,063)	(351,569)
Total net deferred tax assets	$-	$-

The Company had net operating loss carryforwards for income tax reporting purposes of $1,794,467 as of January 31, 2012, which may be offset against future taxable income. These net operating loss carryforwards may be carried forward in varying amounts until the time when they begin to expire in 2028 through 2032. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may become involved in lawsuits and legal proceedings that arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

AuroTellurio Acquisition

In addition to $30,000 cash payment and 250,000 stock issuance made at the First Closing under the AuroTellurio Option Agreement on August 4, 2011 (Note 3), assuming the Company exercises its right to acquire each of the four twenty percent (20%) interests in the AuroTellurio Property, the Company will make the following cash payments and share issuances to Mexivada: (i) $40,000 and 250,000 shares on the first anniversary of the Closing; (ii) $50,000 and 300,000 shares on the second anniversary of the Closing; (iii) $70,000 and 350,000 shares on the third anniversary of the Closing; and (iv) $100,000 and 500,000 shares on the fourth anniversary of the Closing. In connection with the AuroTellurio Option Agreement, the Company will pay an aggregate total of $290,000 in cash and 1,650,000 common shares.

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company obtained a surface rights agreement with the landowner on whose property the La Viuda Concessions are located to conduct its mineral exploration program, effective June 17, 2011. The Company will pay the land owner $14,400 for each year in which the Company carries out exploration work on this land. The Company has begun its exploration program and it is currently conducting mapping, trenching and sampling programs at the AuroTellurio Property. These activities will be followed by planned gravity and magnetic geophysical surveys in preparation for an initial 3,000-meter drilling program that is planned for implementation in spring/summer 2012. As of January 31, 2012, the Company incurred $433,755 since inception in its exploration and development expenditures, which are expensed as incurred.

Effective November 4, 2011, the Company has entered into a geophysical survey agreement with MPX Geophysics Ltd. (“MPX”), pursuant to which MPX shall perform aerial surveys over the AuroTellurio Property early 2012 for an estimated amount of $69,260. For the year ended January 31, 2012, the Company incurred a total amount of $65,334, which was included as a component of mineral property expenses. Subsequent to January 31, 2012, the Company incurred an additional $6,926, which included standby charges of $3,000.

Other Commitments

During the years ended January 31, 2012 and 2011, the Company has entered into several consulting, legal, and administrative services agreements with related parties. See Note 5 for further details.

CALIFORNIA GOLD CORP. (AN EXPLORATION STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluates subsequent events through the date when financial statements are filed with the SEC.

Private Placement Offering

As of February 1, 2012, the Company amended the terms of the warrants issued during the 2010/2011 private placement offerings (Notes 6 and 8) such that (i) their term has been extended by six months and (ii) one half of them (19,369,565) retain the exercise price of $0.125 per share and one half (19,369,564) have an exercise price of $0.05 per share.

On March 16, 2012, the Company completed the closing of a private placement offering pursuant to which the Company sold to various accredited investors and non-U.S. persons 4,250,000 units of its securities for gross proceeds of $170,000, at an offering price of $0.04 per unit. Each of these units consisted of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock at an exercise price of $0.06 per whole share. These warrants will be exercisable from issuance until twenty four (24) months after the closing of this offering.

Agreements

The Company renewed an independent contractor consulting agreement with James Davidson, pursuant to which the Company agreed to pay to Mr. Davidson $2,000 per month for 12 months beginning February 1, 2012 for his services rendered to the Company as the Chief Executive Officer. The Company also agreed to reimburse Mr. Davidson for all reasonable pre-approved out-of-pocket expenses incurred in connection with his performance under the agreement.

On March 16, 2012, the Company entered into a consulting agreement for the period of sixty (60) days, through May 16, 2012. Pursuant to the agreement, the Company will pay a consultant $125,000 and issue 1,000,000 common shares for the services to be provided during the period.

On March 19, 2012, the Company entered into an agreement with American Strategic Minerals Corporation, a Nevada corporation (“Amicor”) to receive a report from Amicor concerning the geological formations on two properties in Colorado. For the report delivery at the end of March 2012, the Company issued the 1,250,000 common shares, valued at $0.10 per share, for the total consideration of $125,000.

