Form 10-K/A
period 2012-01-31
CALIFORNIA GOLD CORP.
filed 2012-05-04
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on May 2, 2012, is to furnish Exhibits 101 to the Form 10-K as required by Rule 405 of Regulation S-T.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp. (1)

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (2)

3.2	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 9, 2009 (3)

3.3	10.3	Certificate of Designation of Series A Convertible Preferred Stock as filed with the Nevada Secretary of State on December 23, 2010 (4)

3.4	10.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 30, 2010 (5)

3.5	3.2	By-Laws of Registrant (6)

4.1	10.17	Form of Investor Warrant dated July 11, 2007, for purchase of Registrant’s common stock (1)

4.2	10.3	Reversal Loan Promissory Note dated August 8, 2007 between the Registrant and Cromwell Uranium Holdings, Inc. (7)

4.3	4.1	Form of 10% Promissory Note of the Registrant dated March 22, 2010 (8)

4.4	4.6	Form of 0% Convertible Promissory Note of the Registrant dated September 16, 2010 (12)

Exhibit No.	SEC Report Reference Number	Description

4.5	10.2	Form of Investor Warrant Dated December, 2010 for purchase of Registrant’s common stock (4)

10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007, as amended December 21, 2010 (12)

10.2	10.2	Form of 2007 Stock Option Plan Option Agreement (12)

10.3	10.15	Registration Rights Agreement dated July 11, 2007 among Registrant and the persons named therein (1)

10.4	10.1	Reversal Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (2)

10.5	10.2	Reversal Loan and Control Share Pledge and Security Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (5)

10.6	10.1	Restricted Stock Purchase Agreement dated November 12, 2007 between the Registrant and James D. Davidson (9)

10.7	10.1	Form of Subscription Agreement dated September __, 2008 among the Registrant, Gottbetter & Partners, LLP, as escrow agent, and the investors named therein (10)

10.8	10.8	Form of 12 month 0% Promissory Note Loan Agreement dated September __. 2009 by and among the Registrant and the Lenders named therein (12)

10.9	10.2	Form of 12 month 10% Promissory Note Loan Agreements dated December 10. 2009 and March 5, 2010 by and among the Registrant and the Lenders named therein (8)

10.10	10.10	Form of 12 month 0% Convertible Promissory Note Loan Agreement dated September 16, 2010 by and among the Registrant and the Lenders named therein (12)

10.11	10.11	Form of Amendment to Promissory Notes Agreement dated October 29, 2010 by and among the Registrant and the Lenders named therein (12)

10.12	10.1	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and purchasers of Registrant’s common stock (4)

10.13	10.4	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and purchasers of Registrant’s Series A preferred Stock (4)

Exhibit No.	SEC Report Reference Number	Description

10.14	10.5	Form of Subscription Agreement Addendum of the Registrant dated December 22, 2010

10.15	10.15	Share Cancellation Agreement dated December 22, 2010 between the Registrant and James D. Davidson (12)

10.16	10.16	Consulting Agreement dated October 15, 2010 between the Registrant and Edward Karr (12)

10.17	10.17	Settlement Agreement dated December 15, 2010 between the Registrant and Gottbetter & Partners, LLP (12)

10.18	10.18	Administrative Services Agreement dated January 1, 2011 between the Registrant and Incorporated Communications Services (12)

10.19	10.19	Consulting Agreement dated January 17, 2011 between the Registrant and George Duggan (12)

10.20	10.20	Form of Consulting Agreement dated January 18, 2011 between the Registrant and Consultant (12)

10.21	10.21	Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (12)

10.22	10.22	Property Option Agreement dated February 11, 2011 among the Registrant, Mexivada Mining Corp. and the other parties named therein (12)

10.23	10.23	Form of Surface Rights Agreement dated May 2011 (English translation) (13)

10.24	10.24	Amendment dated June 6, 2011 to Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (13)

10.25	10.25	Consulting Agreement dated June 6, 2011 between the Registrant and Michael Baybak (13)

10.26	10.26	Airborne Geophysical Survey Agreement dated November 4, 2011 between the Registrant and MPX Geophysics Ltd. (14)

14.1	14.1	Code of Ethics (1)

16.1	16.1	Letter from Davis Accounting Group, P.C., dated July 8, 2010 to the SEC regarding statements included in Form 8-K (11)

21	21	List of Subsidiaries (14)

Exhibit No.	SEC Report Reference Number	Description

31.1/31.2	*	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS		XBRL Instance Document***

101.SCH		XBRL Taxonomy Extension Schema Document***

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB		XBRL Taxonomy Extension Label Linkbase Document***

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document***

(1)	Filed with the SEC on July 13, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference

(2)	Filed with the SEC on August 9, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on March 11, 2009, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on December 30, 2010, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on January 18, 2011, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K/A-1, which exhibit is incorporated herein by reference.

(6)	Filed with the SEC on May 30, 2006, as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-134549) on Form SB-2, which exhibit is incorporated herein by reference.

(7)	Filed with the SEC August 9, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the SEC on June 14, 2010, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

(9)	Filed with the SEC on November 11, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(10)	Filed with the SEC on December 15, 2008, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-134549) on Form 10-Q, which exhibit is incorporated herein by reference.

(11)	Filed with the SEC on July 9, 2010, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(12)	Filed with the SEC on May 17, 2011, as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-134549) on Form 10-K, which exhibit is incorporated herein by reference.

(13)	Filed with the SEC on August 10, 2011, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-134549) on Form 8-K, which exhibit is incorporated herein by reference.

(14)	Filed with the SEC on May 2, 2012, as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-134549) on Form 10-K, which exhibit is incorporated herein by reference.

*	Filed/furnished herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

CALIFORNIA GOLD CORP.

Dated: May 3, 2011	By:	/s/ James D. Davidson
James D. Davidson, President, Chief
Executive Officer and Chief Financial
Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James D. Davidson	Director	May 3, 2011
James D. Davidson

/s/ David Rector	Director	May 3, 2011
David Rector

