Form 10-Q
period 2012-04-30
CALIFORNIA GOLD CORP.
filed 2012-06-12
CIK 1363573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-54706

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

There were 115,951,260 shares of common stock issued and outstanding as of June 12, 2012.

CALIFORNIA GOLD CORP.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of California Gold Corp. (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these consolidated financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended January 31, 2012, previously filed on Form 10-K with the Securities and Exchange Commission, File No. 333-134549.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2012	January 31, 2012

ASSETS

Current assets:
Cash	$717,753	$828,181
Other receivables	-	5,907
Prepaid expenses	24,682	27,556
Prepaid expenses – related party	9,000	-
Total current assets	751,435	861,644

Property and equipment, net	7,425	7,865
Mining rights	47,500	47,500
Total assets	$806,360	$917,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$37,411	$50,333
Accounts payable – related party	67,080	-
Derivative liabilities	1,167,658	1,817,100
Other accrued liabilities – related party	16,000	2,500
Total current liabilities	1,288,149	1,869,933
Total liabilities	1,288,149	1,869,933

Stockholders' deficit:

Preferred stock, par value $0.001 per share, 22,000,000 shares authorized; 22,000,000 shares issued and outstanding	22,000	22,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 114,951,260 and 109,451,260 shares issued and outstanding at April 30, 2012 and January 31, 2012, respectively	115,951	109,451
Additional paid-in capital	2,354,808	2,037,546
Deficit accumulated during the exploration stage	(2,974,548)	(3,121,921)
Total stockholders' deficit	(481,789)	(952,924)
Total liabilities and stockholders' deficit	$806,360	$917,009

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

			April 19, 2004
	Three Months Ended		(Inception)
	April 30,		to April 30,
	2012	2011	2012

Expenses:
Mineral property expenses	$63,003	$66,174	$496,758
Bad debt expense	-	-	559,483
Depreciation expense	440	-	1,384
General and administrative expenses	540,759	101,697	2,629,925

Total operating expenses	604,202	167,871	3,687,550

Loss from operations	(604,202)	(167,871)	(3,687,550)

Other income (expenses):
Interest income	369	554	2,720
Interest expense	-	-	(1,763)
Realized and unrealized gain (loss) on derivatives, net	751,427	(313,023)	721,884
Amortization of debt discount	-	-	(9,618)
Foreign currency exchange loss	(221)	-	(221)

Total other income (expenses)	751,575	(312,469)	713,002

Net income (loss)	$147,373	$(480,340)	$(2,974,548)

Loss per common share:
Loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	112,159,593	94,343,305

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		April 19, 2004 (Inception)
	April 30,		to April 30,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$147,373	$(480,340)	$(2,974,548)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	440	-	1,384
Stock-based compensation- related party	82,497	10,555	1,091,149
Stock-based compensation	175,000	-	175,000
Amortization of debt discount	-	-	9,618
Unrealized and realized (gain) loss on derivatives, net	(751,427)	313,023	(721,884)
Changes in operating assets and liabilities:
Other receivables	5,907	-	-
Prepaid expenses	2,874	19,580	(24,682)
Prepaid expenses – related party	(9,000)	-	(9,000)
Accounts payable	(12,922)	(15,207)	(20,936)
Accounts payable – related party	67,080	(52,250)	224,745
Other accrued expenses – related party	13,500	(2,500)	16,142
Interest accrued on notes payable from related party	-	-	1,621
Net cash used in operating activities	(278,678)	(207,139)	(2,231,391)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(8,809)
Acquisition of mining rights	-	-	(30,000)
Net cash used in investing activities	-	-	(38,809)
Cash flows from financing activities:
Proceeds from related party loans	-	-	92,430
Proceeds from common and preferred stock issued, net of offering costs	168,250	200,000	2,958,523
Payments from cancellation of common stock	-	-	(63,000)
Net cash provided by financing activities	168,250	200,000	2,987,953
Net increase (decrease) in cash	(110,428)	(7,139)	717,753
Cash - beginning of period	828,181	1,268,254	-
Cash - end of period	$717,753	$1,261,115	$717,753

Noncash investing and financing activities:
Contributed capital - loss on extinguishment of debt owed to related party	$-	$-	$374
Debt discount due to derivative liabilities	$-	$-	$9,618
Contributed capital - payables settled by stockholder	$-	$-	$157,665
Issuance of common stock for convertible notes	$-	$-	$3,660
Re-class of derivatives related to convertible notes	$-	$-	$91,365
Issuance of derivative warrant instruments	$101,985	$291,874	$1,969,152
Related party note receivable write-off	$-	$-	$557,927
Common stock cancellation	$-	$-	$61,700
Issuance of common stock for acquisition of mining rights	$-	$-	$17,500

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of April 30, 2012 and 2011 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The consolidated financial statements as of and for the three months ended April 30, 2012 and 2011 are unaudited. In the opinion of management, these consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at January 31, 2012 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2012 as filed with the SEC.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. All material intercompany balances and transactions have been eliminated.

Acquisition-Related Costs

For the three months ended April 30, 2012, the Company incurred certain costs related to the AuroTellurio Acquisition (as defined below in Note 4). Those costs included legal, valuation, travel, and other professional or consulting fees. The Company accounted for those acquisition-related costs under FASB ASC Topic 805, Business Combinations. The costs were recognized as mineral property expenses in the periods in which the costs were incurred and the services received. For the three months ended April 30, 2012 and 2011, the Company recorded $63,003 and $66,174 of mineral expenses, respectively.

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

For the three months ended April 30, 2012 and 2011, the Company recorded $257,497 and $10,555 in stock-based compensation as a component of general and administrative expenses.

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

Under the terms of the AuroTellurio Option Agreement, the Company will acquire up to an 80% legal and beneficial ownership interest in the AuroTellurio Property by making certain cash payments and share issuances to Mexivada and incurring certain exploration expenditures on the Property. See Note 10 for the Company’s commitments under the AuroTellurio Option Agreement.

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

On August 4, 2011, the Company conducted the first closing under the AuroTellurio Option Agreement. The purchase price for the first closing was $30,000 in cash and 250,000 common shares, fair valued at $17,500 based on the market price on the date of issuance. The $30,000 in cash includes the $20,000 deposits paid to Mexivada in December 2010 in connection with signing the binding offer letter agreement, which provided the Company with additional time to perform its due diligence, raise financing, and prepare a definite purchase agreement. At the closing, the Company paid the remaining $10,000 cash and issued the 250,000 common shares.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Compensation of Officers and Directors

Officers and directors fees totaled $13,500 and $20,000 for the three months ended April 30, 2012 and 2011, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

Legal, Consulting and Other Professional Fees

Effective December 1, 2010, the Company entered into a 12-month retainer agreement with a stockholder, pursuant to which the Company shall pay a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements. In May 2011, the Company signed an addendum to the retainer agreement for legal representation relating to the Mexivada acquisition. The Company reached the maximum payment of $50,000 per the addendum as of April 30, 2012.

For the three months ended April 30, 2012 and 2011, the Company’s professional legal fees totaled $64,580 and $56,660, respectively, and primarily related to SEC filings and other general corporate matters. The legal fees incurred were included as a component of general and administrative expenses and acquisition-related costs. A total of $64,580 outstanding payable for legal services provided was included in the Company’s consolidated balance sheets as of April 30, 2012, compared to $0 outstanding as of January 31, 2012.

Additionally, the Company incurred consulting expenses with several of its stockholders, which provided the Company with regular and customary capital markets and corporate finance consulting advice. The Company incurred $137,000 in consulting fees during the three months ended April 30, 2012. The Company recorded stock-based compensation expense of $257,497 during the three months ended April 30, 2012. Consulting fees and stock-based compensation expense were included as a component of general and administrative expenses in the Company’s consolidated statements of expenses.

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with the auditors and financial statement preparers. The Company pays ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, ran for 12 months and was extended for an additional 12 months beginning January 1, 2012. The Company incurred $18,000 for the three months ended April 30, 2012, which were included as a component of general and administrative expenses. Additionally, the Company reimbursed ICS for the expenses related to the services provided of $5,793 for the three months ended April 30, 2012. As of April 30, 2012 and January 31, 2012, the Company had no outstanding payables to ICS.

On June 6, 2011, the Company entered into consulting agreement with another stockholder of the Company. The Company engaged the stockholder to provide certain consulting services related to the Company’s business for the period through June 5, 2013, for a monthly compensation fee of $6,000. Beginning February 6, 2012, the monthly consulting fee was reduced to $3,000. The Company incurred $12,000 in consulting fees related to this agreement for the three months ended April 30, 2012, which were included as a component of general and administrative expenses. As of April 30, 2012, the Company recorded payables to the stockholder in the amount of $67,080. As of January 31, 2012, the Company had no outstanding payables to the stockholder.

NOTE 6 – DERIVATIVE LIABILITIES

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offerings, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $848,433 and $1,383,475 at the balance sheet dates as of April 30, 2012 and January 31, 2012, respectively. The Company recorded a $535,042 change in value as unrealized gain in non-operating income for the three months ended April 30, 2012 and $251,638 change in value as unrealized loss in non-operating expense for the three months ended April 30, 2011.

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

In April 2011, the Company added to the Unit Offering an over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 2011 grants were re-valued as being $121,475 at the balance sheet date of April 30, 2012. The Company recorded a $89,642 change in value as unrealized gain in non-operating income for the three months ended April 30, 2012.

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

In June and July 2011, the Company closed its first and second over-allotment options. The Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $149,203 and $102,957 at the grant dates of June 15, 2011 and July 15, 2011, respectively. The grants were re-valued as being $125,898 and $222,508 at the balance sheet dates of April 30 and January 31, 2012. The Company recorded a $96,610 change in value as unrealized gain in non-operating income for the three months ended April 30, 2012.

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

As of February 1, 2012, the Company amended the terms of the warrants issued during the 2010/2011 private placement offerings (Note 8), such that (i) their term has been extended by six months and (ii) one-half of the warrants (19,369,565) retain the exercise price of $0.125 per share and the other one-half of the warrants (19,369,565) have an exercise price of $0.05 per share. The valuation of the warrants at April 30, 2012 reflects the new terms.

In March 2012, pursuant to a private placement offering, the Company issued 4,250,000 warrants to purchase 0.5 shares of common stock per unit. The Company recorded a derivative liability upon issuance of the warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $101,985 at the grant date of March 16, 2012. The grants were re-valued as being $71,852 at the balance sheet date of April 30, 2012. The Company recorded a $30,133 change in value as unrealized gain in non-operating income for the three months ended April 30, 2012.

The fair value of each warrant granted in the private placement offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	2,125,000
Market price of the Company’s common stock on the measurement date	$0.05
Exercise price	$0.06
Risk free interest rate	0.37%
Dividend yield	0.00%
Volatility	295.28%
Expected exercise term in years	2.0

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

Cash, Other receivables, Prepaid expenses, Mining rights, Accounts payable, and Accrued liabilities

The carrying amounts approximate fair value because of the short-term nature or maturity of the instruments.

Derivative liabilities

The Company’s determination of fair value of its derivative instruments incorporates various factors required under FASB Topic ASC 815. The fair values of the Company’s derivatives are valued using less observable data from objective sources as inputs into internal valuation models. Therefore, the Company considers the fair value of its derivatives to be Level 3 hierarchy. At April 30, 2012 and January 31, 2012, the aggregate Level 3 fair value of the derivative liabilities was $1,167,658 and $1,817,100, respectively.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended
	April 30,
	2012	2011
Derivative liabilities - Beginning balance at January 31, 2012 and 2011	$1,817,100	$2,305,770
Additions	101,985	291,874
Reductions	-	-
Change in fair value	(751,427)	313,023
Derivative liabilities - Ending balance at April 30, 2012 and 2011	$1,167,658	$2,910,667

NOTE 8 – EQUITY

Private Placement Offering

During the year ended January 31, 2012, the Company sold 16,000,000 Units for a total price of $400,000. As of January 31, 2012, cumulatively, the Company has sold a total of 77,478,258 Units for a total price of $1,936,956. The Company incurred closing costs of $19,000, resulting in net proceeds from the Offering of $1,917,956. The Company plans to apply the net proceeds of the closing primarily towards the AuroTellurio Acquisition (Note 4) and for working capital purposes.

On March 16, 2012, the Company completed the closing of a private placement offering pursuant to which the Company sold to various accredited investors and non-U.S. persons 4,250,000 Units of its securities for gross proceeds of $170,000, at an offering price of $0.04 per unit. The Company incurred closing costs of $1,750, resulting in net proceeds from the Offering of $168,250. Each of these units consisted of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock at an exercise price of $0.06 per whole share. These warrants will be exercisable from issuance until twenty-four (24) months after the closing of this offering.

As of April 30, 2012, cumulatively, the Company has sold a total of 81,728,258 Units for a total price of $2,106,956. The Company incurred closing costs of $20,750, resulting in net proceeds from the Offering of $2,086,206. The Company plans to apply the net proceeds of the closings primarily towards the AuroTellurio Acquisition (Note 4) and for working capital purposes.

AuroTellurio Acquisition

On August 4, 2011, in connection with the First Closing under the AuroTellurio Option Agreement, the Company issued to Mexivada 250,000 shares of its restricted common stock, at $0.001 per share. The issued stock was fair valued at $17,500 based on the market price on the date of issuance.

NOTE 9 – STOCK-BASED COMPENSATION

Shares for Services

Pursuant to a Consulting Services Agreement as of January 18, 2011 between the Company and another stockholder of the Company, the Company agreed to issue 500,000 restricted shares for future services relating to business development and corporate finance. The 500,000 shares were valued at $12,500, or $0.025 per share, $1,945 of which was recorded during the year ended January 31, 2011 and the difference of $10,555 was recorded in the following year.

On March 16, 2012, pursuant to the terms of an agreement between the Company and an unrelated party, the Company will issue 1,000,000 restricted shares of the Company’s common stock in exchange for investor and public relations consulting services. The shares were valued at $50,000, or $0.05 per share. The Company recorded $50,000 of stock-based compensation expense related to consulting services during the three months ended April 30, 2012. As of April 30, 2012, the related shares had not been issued.

On March 19, 2012, pursuant to the terms of an agreement between the Company and an unrelated party, the Company issued 1,250,000 restricted shares of the Company’s common stock in exchange for geological consulting services. The shares were valued at $125,000, or $0.010 per share. The Company recorded $125,000 of stock-based compensation expense related to consulting services during the three months ended April 30, 2012.

The Company recognized non-cash stock-based compensation expense of $175,000 and $10,555 during the three months ended April 30, 2012 and 2011, respectively.

The Company valued the issued shares based on market value on the date of the agreements.

Stock Options

The Company has a stock-based compensation plan known as the 2007 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive and non-qualified stock options to acquire common shares in the capital of California Gold Corp. The number of shares authorized under the Plan is 16,000,000. As of April 30, 2012, 5,000,000 shares remain available for future grants under the Plan.

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to its employees and outside consultants. These options have a 10-year term and were granted with an exercise price of $0.09. One-third of these options, or 3,666,667, vested on the date of the grant, with the remaining two-thirds vesting on the first and second anniversaries of the date of grant. All vested options are exercisable, in full or in part, at any time after vesting, until termination. As of April 30, 2012, no options were exercised or forfeited. The Company recorded stock-based compensation expense attributable to options of $82,497 during the three months ended April 30, 2012. The Company did not record stock-based compensation expense attributable to options during the three months ended April 30, 2011. As of April 30, 2012, there was approximately $412,487 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the period of 1.25 years.

Outstanding options had $0 intrinsic value at April 30, 2012, due to the exercise price being greater than the value of the Company’s common stock at the reporting date.

The fair value of options granted in July 2011 was measured at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Market price of the Company’s common stock on grant date	$0.09
Risk free interest rate	3.01%
Dividend yield	0.00%
Volatility	259.13%
Expected life	6 years
Expected forfeiture rate	0.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In addition to a $30,000 cash payment and 250,000 stock issuance made at the First Closing under the AuroTellurio Option Agreement on August 4, 2011 (Note 4), assuming the Company exercises its right to acquire each of the four, twenty percent (20%) interests in the AuroTellurio Property, the Company will make the following cash payments and share issuances to Mexivada: (i) $40,000 and 250,000 shares on the first anniversary of the Closing; (ii) $50,000 and 300,000 shares on the second anniversary of the Closing; (iii) $70,000 and 350,000 shares on the third anniversary of the Closing; and (iv) $100,000 and 500,000 shares on the fourth anniversary of the Closing. In connection with the AuroTellurio Option Agreement, the Company will pay an aggregate total of $290,000 in cash and 1,650,000 common shares.

Under the terms of the AuroTellurio Option Agreement, the Company is also committed to incur $3,000,000 in cumulative exploration expenditures on the Property over a four-year period at an investment rate of at least $750,000 per year. The Company will earn a 20% vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement by investing $750,000 in an exploration program and up to an additional 60% interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program in each of the following three years, or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement. Each 20% interest will vest earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled.

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

The Company obtained a surface rights agreement, with the landowner on whose property the La Viuda Concessions are located, to conduct its mineral exploration program, effective June 17, 2011. The Company will pay the land owner $14,400 for each year in which the Company carries out exploration work on this land. The Company has begun its exploration program and it is currently conducting mapping, trenching and sampling programs at the AuroTellurio Property. These activities will be followed by planned gravity and magnetic geophysical surveys in preparation for an initial 3,000 meter drilling program that is planned for implementation in spring/summer 2012. As of April 30, 2012, the Company incurred $496,758 since inception in its exploration and development expenditures, which are expensed as incurred.

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

On May 16, 2012, we renewed for an additional year our surface rights agreement with the land owner in Moctezuma, Sonora, Mexico where the La Viuda Concessions are located. In return for the easement for our exploration of the La Viuda Concessions, we are paying the land owner $14,400 for each year in which we conduct exploration work on this land.

We have begun Phase 1 of our exploration program and have conducted mapping, trenching and sampling programs at the AuroTellurio Property as well as gravity and magnetic geophysical surveys, including a helicopter-borne magnetics and radiometric survey, in preparation for an initial 3,000-meter drilling program that is planned for implementation later in 2012.

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

Through our geologic work on the AuroTellurio Property we have delineated three drilling targets within our mining concessions. In order of importance, they are: 1) Target 1, where tellurium-gold mineralization with similar characteristics as those present in the La Bambolla deposit is expected to be intercepted; 2) the La Viuda Target, where our objective is to find precious metal and tellurium mineralization in highly siliceous veins with abundant manganese oxides; and 3) a deep-seated mineralized target associated with an igneous intrusive detected by two separate geophysical surveys at estimated depths in the range of 400 meters.

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

Located at estimated depths in the 400-meter range, our third target is projected to be a large-tonnage, porphyry-type deposit associated with a potential intrusive at depth. This target, which we have named “Las Milpas,” is visualized to be a large mineral deposit associated with this deep-seated igneous intrusion. A geological exploration model was initially created to develop the presence of a blind intrusive in the project area. This intrusive was subsequently corroborated by separate gravity and helicopter-borne magnetics and radiometrics geophysical surveys carried out on the AuroTellurio project in 2011 by two different independent contractors. The gravity data delineated a potential intrusive at depth located within an area of approximately 800 x 1,400 meters (2,600 x 4,600 feet) in size. A second confirmation was provided by the results of a subsequent helicopter-borne magnetics-radiometrics survey. Both geophysical surveys outlined their respective anomalous responses on the same location and with strong correlation. In addition, the radiometrics survey outlined anomalous potassium suggesting the presence of unmapped hydrothermal alteration on the surface. The depth to the top of the intrusive is projected to be 400 meters (1,300 feet). Two 700-meter (2,300 feet) drill holes, separated by a distance of about one kilometer (0.6 miles), have been programmed to test this deep target.

Of the three drilling targets that we defined on a geological basis, two of them, the southeasterly extension of the La Bambolla vein system and the deep-seated intrusive target area, respectively, are being further investigated using geophysical methods in order to better define the configuration of these targets at depth.

In both instances, a high resolution resistivity imaging technique, CSAMI (Controlled Source Audio-Frequency Magneto Telluric), is being used to model lithologic contacts and structures. This methodology is being supplemented with CSIP (a similar technique to gradient Induced Polarization) in order to detect sulfide mineralization associated with both the intrusive contact and the structural features.

The results of these additional surveys are intended to assist us in selecting drill targets and specific drill sites more effectively.

We have completed the survey lines for this program and they have been flagged in the field. The field work is expected to start shortly. We estimate that we can complete this program and evaluate the information by mid-July, and that a decision to launch the drilling program should follow.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2012 and 2011

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $604,202 and $167,871 for the three months ended April 30, 2012 and 2011, respectively. These expenses increased during the three months ended April 30, 2012 by $436,331 or 260%, primarily due to higher general and administrative expenses we incurred during the three months ended April 30, 2012, which amounted to $540,759 compared to $101,697 incurred during the three months ended April 30, 2011. The increase in overall general and administrative expenses was primarily attributable to the $246,942 increase in stock-based compensation expense; $257,497 for the three months ended April 30, 2012 when compared to $10,555 for the three months ended April 30, 2011. In addition, the increase was due to higher accounting and legal fees incurred during the three months ended April 30, 2012 due to the Company’s increased level of activity which resulted from the Company entering into the AuroTellurio Option Agreement in February 2011, pursuant to which we have been granted an option to acquire up to an 80% legal and beneficial ownership interest in Mexivada’s La Viuda Concessions in Moctezuma, Sonora, Mexico. The aforementioned agreement was in place for the full three-month period ended April 30, 2012.

In the three months ended April 30, 2012, we had non-operating income of $751,575, compared to non-operating expense of $312,469 in the three months ended April 30, 2011. The overall increase of $1,064,044 from the prior comparative period was primarily due to a $751,427 realized and unrealized gain on derivative instruments relating to the issuance of the warrants as a result of the private placement offerings completed in December 2010 and January 2011, and the over-allotments in April, June and July 2011, as well as the March 2012 private placement offering. In the three months ended April 30, 2011, we reported a $313,023 realized and unrealized loss on derivative instruments related to the conversion options.

We had net income of $147,373 for the three months ended April 30, 2012, compared to a net loss of $480,340 for the same period in 2011; a $627,713 overall increase. Net income recognized by the Company during the three month ended April 30, 2012 resulted primarily from the realized and unrealized gain on derivative instruments of $751,427, which was recorded as a component of non-operating income. During the three months ended April 30, 2011, the Company recorded a loss on the change of the fair value of derivative warrants in the amount of $313,023. The $1,064,450 overall increase was partially offset by the $439,062 increase in general and administrative expenses, which was $540,759 during the three months ended April 30, 2012, compared to $101,697 during the same three months in 2011.

We have generated no operating revenues and our net loss from inception through April 30, 2012 was $2,974,548.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of April 30, 2012 was $717,753, compared to $828,181 as of January 31, 2012.

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

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2012, audited financial statements and notes thereto, which can be found in our Form 10-K filing on the SEC website at www.sec.gov under our SEC File Number 333-134549.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of April 30, 2012; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1.A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2012 Form 10-K under Part I, Item 1A, therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAGETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description

31.1/31.2	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32/2	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date: June 12, 2012	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal
Executive Officer, Principal
Financial Officer

