Form 10-Q/A
period 2012-04-30
CALIFORNIA GOLD CORP.
filed 2012-06-14
CIK 1363573

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

CALIFORNIA GOLD CORP.

EXPLANATORY NOTE

This Amendment No. 1 to California Gold Corp.’s (the Company”) Quarterly Report on Form 10-Q for the period ended April 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on June 12, 2012, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s consolidated balance sheets (unaudited) as of April 30, 2012 and January 31, 2012, (ii) the Company’s consolidated statements of expenses (unaudited) for the three ended April 30, 2012 and 2011 and the period from inception (April 19, 2004) to April 30, 2012, (iii) the Company’s consolidated statements of cash flows (unaudited) for the three months ended April 30, 2012 and 2011 and the period from inception (April 19, 2004) to April 30, 2012 (unaudited), and (v) the notes to the Company’s consolidated financial statements (unaudited).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description

31.1/31.2	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 LAB	XBRL Labels Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

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

Date: June 14, 2012	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal Executive Officer, Principal Financial Officer

3