Form 10-Q
period 2012-07-31
CALIFORNIA GOLD CORP.
filed 2012-09-19
CIK 1363573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

There were 115,201,260 shares of common stock issued and outstanding as of September 19, 2012.

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

 CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2012	January 31, 2012

ASSETS

Current assets:
Cash	$537,979	$828,181
Other receivables	-	5,907
Prepaid expenses	29,660	27,556
Total current assets	567,639	861,644

Property and equipment, net	6,984	7,865
Mining rights	47,500	47,500
Total assets	$622,123	$917,009

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$83,395	$50,333
Accounts payable – related party	68,146	-
Derivative liabilities	237,087	1,817,100
Other accrued liabilities – related party	29,500	2,500
Total current liabilities	418,128	1,869,933
Total liabilities	418,128	1,869,933

Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share, 22,000,000 shares authorized; 22,000,000 shares issued and outstanding	22,000	22,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 114,951,260 and 109,451,260 shares issued and outstanding at July 31, 2012 and January 31, 2012, respectively	114,951	109,451
Additional paid-in capital	2,381,093	2,037,546
Deficit accumulated during the exploration stage	(2,314,049)	(3,121,921)
Total stockholders' equity (deficit)	203,995	(952,924)
Total liabilities and stockholders' equity (deficit)	$622,123	$917,009

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended		Six Months Ended		April 19, 2004 (Inception)
	July 31,		July 31,		to July 31,
	2012	2011	2012	2011	2012

Expenses:
Mineral property expenses	$119,882	$64,234	$182,885	$130,408	$616,640
Bad debt expense	-	-	-	-	559,483
Depreciation expense	441	63	881	63	1,825
General and administrative expenses	150,054	449,167	690,813	550,864	2,779,979

Total operating expenses	270,377	513,464	874,579	681,335	3,957,927

Loss from operations	(270,377)	(513,464)	(874,579)	(681,335)	(3,957,927)

Other income (expenses):
Interest income	305	478	674	1,032	3,025
Interest expense	-	-	-	-	(1,763)
Realized and unrealized gain on derivatives, net	930,571	826,978	1,681,998	513,955	1,652,455
Amortization of debt discount	-	-	-	-	(9,618)
Foreign currency exchange loss	-	-	(221)	-	(221)

Total other income (expenses)	930,876	827,456	1,682,451	514,987	1,643,878

Net income (loss)	$660,499	$313,992	$807,872	$(166,348)	$(2,314,049)

Income (loss) per common share:
Income (loss) per common share - basic and diluted	$0.01	$0.00	$0.01	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	114,962,130	104,256,205	118,100,717	99,392,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended		April 19, 2004 (Inception)
	July 31,		to July 31,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$807,872	$(166,348)	$(2,314,049)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	881	63	1,825
Stock-based compensation	125,000	-	125,000
Stock-based compensation – related party	157,782	340,544	1,166,434
Amortization of debt discount	-	-	9,618
Unrealized and realized gain on derivatives, net	(1,681,998)	(513,955)	(1,652,455)
Changes in operating assets and liabilities:
Other receivables	5,907	-	-
Prepaid expenses	(2,104)	(34,250)	(29,660)
Prepaid expenses – related party	-	27,784	-
Accounts payable	33,062	(15,278)	25,048
Accounts payable – related party	68,146	(46,250)	225,811
Other accrued expenses – related party	27,000	(2,500)	29,642
Interest accrued on notes payable from related party	-	-	1,621
Net cash used in operating activities	(458,452)	(410,190)	(2,411,165)
Cash flows from investing activities:
Purchase of property and equipment	-	(8,809)	(8,809)
Acquisition of mining rights	-	-	(30,000)
Net cash used in investing activities	-	(8,809)	(38,809)
Cash flows from financing activities:
Proceeds from related party loans	-	-	92,430
Proceeds from common and preferred stock issued, net of offering costs	168,250	396,500	2,958,523
Payments from cancellation of common stock	-	-	(63,000)
Net cash provided by financing activities	168,250	396,500	2,987,953
Net increase (decrease) in cash	(290,202)	(22,499)	537,979
Cash - beginning of period	828,181	1,268,254	-
Cash - end of period	$537,979	$1,245,755	$537,979

Noncash investing and financing activities:
Contributed capital - loss on extinguishment of debt owed to related party	$-	$-	$374
Debt discount due to derivative liabilities	$-	$-	$9,618
Contributed capital - payables settled by stockholder	$-	$-	$157,665
Issuance of common stock for convertible notes	$-	$-	$3,660
Re-class of derivatives related to convertible notes	$-	$-	$91,365
Issuance of derivative warrant instruments	$101,985	$544,035	$1,716,992
Related party note receivable write-off	$-	$-	$557,927
Common stock cancellation	$50,000	$-	$111,700
Issuance of common stock for acquisition of mining rights	$-	$-	$17,500

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of July 31, 2012 and 2011 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission and on the same basis as the annual audited consolidated financial statements. The consolidated financial statements as of and for the three and six months ended July 31, 2012 and 2011 are unaudited. In the opinion of management, these consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at January 31, 2012 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2012 as filed with the SEC.

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

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition-Related Costs

For the three and six months ended July 31, 2012, the Company incurred certain costs associated with efforts to search for and establish mineral reserves in the AuroTellurio property (as defined below in Note 4). Those costs included legal, valuation, travel, and other professional or consulting fees. The Company accounted for those acquisition-related costs under FASB ASC Topic 805, Business Combinations. The costs were recognized as mineral property expenses in the periods in which the costs were incurred and the services received. For the three months ended July 31, 2012 and 2011, the Company recorded $119,882 and $64,234 of mineral expenses, respectively. For the six months ended July 31, 2012 and 2011, the Company recorded $182,885 and $130,408 of mineral expenses, respectively.

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

For the three months ended July 31, 2012 and 2011, the Company recorded $25,285 and $329,989 in stock-based compensation, respectively. For the six months ended July 31, 2012 and 2011, the Company recorded $282,782 and $340,544 in stock-based compensation, respectively. The Company’s stock-based compensation was recorded as a component of general and administrative expenses.

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

Mexivada and its Mexican subsidiary hold only the mineral rights in the AuroTellurio Property, which rights were granted by the government of Mexico. Neither Mexivada nor its Mexican subsidiary owns the real property rights to the land underlying the La Viuda Concessions. Prior to the first closing under the AuroTellurio Option Agreement on August 4, 2011, the Company obtained a surface rights agreement with the landowner on whose property the La Viuda Concessions are located to conduct its mineral exploration program. The agreement became effective June 17, 2011, runs for a term of 12 months and may be extended for two additional years under the same terms. The Company will pay the land owner $14,400 for each year in which the Company carries out exploration work on this land. In June 2012, the agreement was extended for an additional year.

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

On the first anniversary of the closing, the first $750,000 requirement per year was reached by the Company and thus, Mexivada will grant the 20% vested interest in the AuroTellurio Property as soon as the Company pays $40,000 and issue 250,000 shares of its common stock to Mexivada, per the AuroTellurio Option Agreement (Note 10). The Company made a payment of $40,000 on August 10, 2012 and issued 250,000 shares on August 28, 2012, which were valued at $3,750, or $0.015 per share. Thus, having met all the required conditions, the first 20% interest in the La Viuda Concessions has vested in the Company as of August 28, 2012.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Compensation of Officers and Directors

Officers and directors fees totaled $13,500 and $16,500 for the three months ended July 31, 2012 and 2011, respectively. Officers and directors fees totaled $27,000 and $36,500 for the six months ended July 31, 2012 and 2011, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

As of July 31, 2012 and January 31, 2012, the Company owed its officers and directors $29,500 and $2,500, respectively, for January – July 2012 unpaid fees, which were recorded as other accrued liabilities – related party in its consolidated balance sheets.

Legal Fees

Effective December 1, 2010, the Company entered into a 12-month retainer agreement with a stockholder, pursuant to which the Company paid a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements. After the agreement expired in November 2011, the stockholder continued to provide these legal services on a month-to-month basis. For the three and six months ended July 31, 2012, the Company incurred $18,500 and $40,500 in legal fees relating to these services, respectively. For the three and six months ended July 31, 2011, the Company incurred $16,500 and $33,000 in legal fees under this agreement, respectively.

Additionally, the Company agreed to pay a flat fee of $50,000 for legal representation relating to the acquisition of the AuroTellurio Property from Mexivada. The Company reached the maximum payment of $50,000 per the addendum as of July 31, 2011.

The Company also paid legal fees (calculated and billed on an hourly basis) up to a maximum of $50,000 for the preparation and filing of its resale registration statement of the Form S-1 covering the shares of the Company’s common stock underlying the warrants contained in the units sold in the 2010/2011 private placement offering. For the three and six months ended July 31, 2012, the Company incurred $12,337 and $38,777 in legal fees for preparation of its registration statements of the Form S-1, respectively. For the three and six months ended July 31, 2011, the Company incurred $0 and $7,600 in fees relating to these services, respectively.

For the three months ended July 31, 2012 and 2011, the Company’s total professional legal fees to a stockholder were $41,067 and $23,446, respectively. For the six months ended July 31, 2012 and 2011, the Company’s total professional legal fees were $105,646 and $80,106, respectively. The legal fees primarily related to SEC filings and other general corporate matters and were included as a component of general and administrative expenses and acquisition-related costs. A total of $65,646 outstanding payable for legal services provided was included in the Company’s consolidated balance sheets as of July 31, 2012, compared to $0 outstanding as of January 31, 2012.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consulting and Other Professional Fees

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with the auditors and financial statement preparers. The Company pays ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, ran for 12 months and was extended for an additional 12 months beginning January 1, 2012. The Company incurred $18,000 and $36,000 for the three and six months ended July 31, 2012 and 2011, respectively, which were included as a component of general and administrative expenses. Additionally, the Company reimbursed ICS for the expenses related to the services provided of $3,346 and $9,139 for the three and six months ended July 31, 2012, respectively. The Company reimbursed ICS for the expenses related to the services provided of $2,620 and $6,353 for the three and six months ended July 31, 2011, respectively. As of July 31, 2012 and January 31, 2012, the Company had no outstanding payables to ICS.

On February 28, 2011, the Company issued 500,000 shares to a stockholder in consideration of consulting services rendered to the Company and recorded the $0 and $10,555 of stock-based compensation expense in the three and six months ended July 31, 2011. The stock-based compensation expense was included as a component of general and administrative expenses in the Company’s consolidated statements of expenses.

On June 6, 2011, the Company entered into a consulting agreement with another stockholder of the Company. The Company engaged the stockholder to provide certain consulting services related to the Company’s business for the period through June 5, 2013, for a monthly compensation fee of $6,000. Beginning February 6, 2012, the monthly consulting fee was reduced to $3,000 and then reversed back to $6,000 per month starting June 6, 2012. Additionally, in May 2012, the Company paid back the reduced fees for the months of March 2012 through May 2012 to the stockholder. The Company incurred $24,000 and $36,000 in consulting fees related to this agreement for the three and six months ended July 31, 2012, respectively, which were included as a component of general and administrative expenses. For the three and six months ended July 31, 2011, the Company recorded $12,000 in consulting fees to this stockholder. As of July 31, 2012 and January 31, 2011, the Company recorded payables to the stockholder in the amount of $2,500 and $0, respectively.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – DERIVATIVE LIABILITIES

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $137,866 and $1,383,475 at the balance sheet dates as of July 31, 2012 and January 31, 2012, respectively. The Company recorded a $710,567 and $1,245,609 change in value as unrealized gain in non-operating income for the three and six months ended July 31, 2012, respectively, and a $754,137 and $502,498 change in value as unrealized gain in non-operating expense for the three and six months ended July 31, 2011, respectively.

The fair value of each warrant granted in the private placement offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	30,739,129
Market price of the Company’s common stock on the measurement dates	$0.05 and 0.09
Exercise price	$0.125
Risk free interest rate (1)	0.475%
Dividend yield	0.00%
Volatility	257.95%
Expected exercise term in years	1.5

(1)	The risk-free interest rate was determined by management using the average of 1- and 2-year Treasury Bill yield as of the grant dates.

In April 2011, the Company added to the Unit Offering an over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 2011 grants were re-valued as being $36,993 and $211,117 at the balance sheet date of July 31, 2012 and January 31, 2012, respectively. The Company recorded an $84,482 and $174,124 change in value as unrealized gain in non-operating income for the three and six months ended July 31, 2012, respectively, and a $92,747 and $31,363 change in value as unrealized gain in non-operating expense for the three and six months ended July 31, 2011, respectively.

The fair value of each warrant granted in the private placement offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common stock issuable upon exercise of warrants	4,000,000
Market price of the Company’s common stock on the measurement dates	$0.08 and 0.10
Exercise price	$0.125
Risk free interest rate range (1)	0.61 – 0.81%
Dividend yield	0.00%
Volatility range	268.16 – 284.75%
Expected exercise term in years	1.5

(1)	The risk-free interest rate was determined by management using the 2-year Treasury Bill yield as of the grant dates.

In June and July 2011, the Company closed its first and second over-allotment options. The Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $149,203 and $102,957 at the grant dates of June 15, 2011 and July 15, 2011, respectively. The grants were re-valued as being $38,930 and $222,508 at the balance sheet date of July 31, 2012 and January 31, 2012. The Company recorded an $86,968 and $183,578 change in value as unrealized gain in non-operating income for the three and six months ended July 31, 2012, respectively, and a $19,906 change in value as unrealized loss in non-operating expense for the three and six months ended July 31, 2011.

The fair value of each warrant granted in the private placement offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	4,000,000
Market price of the Company’s common stock on the measurement dates	$0.07 and 0.08
Exercise price	$0.125
Risk free interest rate range (1)	0.37 – 0.38%
Dividend yield	0.00%
Volatility range	257.60 – 259.63%
Expected exercise term in years	1.5

(1)	The risk-free interest rate was determined by management using the 2-year Treasury Bill yield as of the grant dates.

As of February 1, 2012, the Company amended the terms of the warrants issued during the 2010/2011 private placement offerings (Note 8), such that (i) their term has been extended by six months and (ii) one-half of the warrants (19,369,565) retain the exercise price of $0.125 per share and the other one-half of the warrants (19,369,564) have an exercise price of $0.05 per share. The valuation of the warrants at July 31, 2012 reflects the new terms.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2012, pursuant to a private placement offering, the Company issued 4,250,000 warrants to purchase 0.5 shares of common stock per unit. The Company recorded a derivative liability upon issuance of the warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $101,985 at the grant date of March 16, 2012. The grants were re-valued as being $23,299 at the balance sheet date of July 31, 2012. The Company recorded a $48,553 change in value as unrealized gain in non-operating income for the three months ended July 31, 2012 and a $23,299 change in value as unrealized loss in non-operating income for the six months ended July 31, 2012.

The fair value of each warrant granted in the private placement offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	2,125,000
Market price of the Company’s common stock on the measurement date	$0.05
Exercise price	$0.06
Risk free interest rate (1)	0.37%
Dividend yield	0.00%
Volatility	295.28%
Expected exercise term in years	2.0

(2)	The risk-free interest rate was determined by management using the 2-year Treasury Bill yield as of the grant dates.

The following is a summary of the assumptions used in the Black-Scholes option pricing model to estimate the fair value of the warrants as of balance sheet dates at July 31, 2012 and January 31, 2012, respectively:

	July 31, 2012	January 31, 2012

Common stock issuable upon exercise of warrants	40,864,129	38,739,129
Market price of the Company’s common stock on the measurement dates	$0.012	$0.064
Exercise price	$ 0.05 – 0.125	$0.125
Risk free interest rate range (1)	0.14 - 0.23%	0.08-0.13%
Dividend yield	0.00%	0.00%
Volatility range	320.67 – 394.57%	288.34%
Expected exercise term in years	0.39-1.62	0.39-0.95

(1)	The risk-free interest rate was determined by management using the 6-month and 1- and 2-year Treasury Bill yield as July 31, 2012 and the 6-month and 1-year Treasury Bill as of January 31, 2012.

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

Cash, Other receivables, Prepaid expenses, Mining rights, Accounts payable, Accounts payable – related party, and Other accrued liabilities – related party

The carrying amounts approximate fair value because of the short-term nature or maturity of the instruments.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Derivative liabilities

The Company’s determination of fair value of its derivative instruments incorporates various factors required under FASB Topic ASC 815. The fair values of the Company’s derivatives are valued using less observable data from objective sources as inputs into internal valuation models. Therefore, the Company considers the fair value of its derivatives to be Level 3 hierarchy. At July 31, 2012 and January 31, 2012, the aggregate Level 3 fair value of the derivative liabilities was $237,087 and $1,817,100, respectively.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Balances as of April 30, 2012 and 2011 and January 31, 2012 and 2011	$1,167,658	$2,910,666	$1,817,100	$2,305,770
Change in fair value	(930,571)	(826,978)	(1,681,998)	(513,955)
Additions	-	252,160	101,985	544,034
Ending balances as of July 31, 2012 and 2011	$237,087	$2,335,848	$237,087	$2,335,849

Realized and unrealized gain (loss) on derivatives, net, included in earnings for the period ended July31, 2012 and 2011	$930,571	$826,978	$1,681,998	$513,955

NOTE 8 – EQUITY

Private Placement Offering

In July 2011, the Company completed the final closing of the 2010/2011 Private Placement Offering, in which the Company sold an aggregate of 77,478,258 Units of its securities for gross proceeds of $1,936,956, at an offering price of $0.025 per Unit. The Company incurred closing costs of $19,000, resulting in net proceeds from the Offering of $1,917,956. 55,478,258 of the units consisted of one share of its common stock and an 18-month warrant to purchase one-half of one share of its common stock at an exercise price of $0.125 per whole share. The remaining 22,000,000 Units included the Company’s Series A Preferred Stock instead of its common stock and warrants exercisable for its common stock. Effective February 1, 2012, the terms of these warrants were amended such that (i) their term has been extended by six months and (ii) one half of them (19,369,565) retain the exercise price of $0.125 per share and one half (19,369,564) have an exercise price of $0.05 per share.

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

As of July 31, 2012, cumulatively, the Company has sold a total of 81,728,258 Units for a total price of $2,106,956. The Company incurred closing costs of $20,750, resulting in net proceeds from the Offering of $2,086,206. The Company plans to apply the net proceeds of the closings primarily towards the AuroTellurio Acquisition (Note 4) and for working capital purposes.

AuroTellurio Acquisition

On August 4, 2011, in connection with the First Closing under the AuroTellurio Option Agreement, the Company issued to Mexivada 250,000 shares of its restricted common stock, at $0.001 per share. The issued stock was fair valued at $17,500 based on the market price on the date of issuance.

On August 28, 2012, the Company issued to Mexivada an additional 250,000 shares of its restricted common stock, at $0.015 per share. The issued stock was fair valued at $3,750 based on the market price on the date of issuance.

NOTE 9 – STOCK-BASED COMPENSATION

Shares for Services

The Company recognized the total stock-based compensation expense for services of $125,000 during the six months ended July 31, 2012, and of $10,555 during the six months ended July 31, 2011.

On March 16, 2012, pursuant to the terms of an agreement between the Company and an unrelated party, the Company shall issue 1,000,000 common shares in exchange for investor and public relations consulting services. The shares were valued at $50,000, or $0.05 per share. The Company recorded $50,000 of stock-based compensation expense related to consulting services under this agreement. In July 2012, the Company reversed the non-cash issuance of 1,000,000 restricted shares of its common stock and a corresponding stock-based compensation expense of $50,000 due to an agreement cancellation.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 19, 2012, pursuant to the terms of an agreement between the Company and an unrelated party, the Company issued 1,250,000 shares in exchange for geological consulting services. The shares were valued at $125,000, or $0.10 per share. The Company recorded $125,000 of stock-based compensation expense related to consulting services under this agreement.

Pursuant to a Consulting Services Agreement as of January 18, 2011 between the Company and its stockholder, the Company agreed to issue 500,000 shares for future services relating to business development and corporate finance. The 500,000 shares were valued at $12,500, or $0.025 per share, $1,945 of which was recorded during the year ended January 31, 2011 and the difference of $10,555 was recorded in February 2011.

The Company valued the issued shares based on market value on the date of the agreements.

Stock Options

The Company has a stock-based compensation plan known as the 2007 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive and non-qualified stock options to acquire common shares in the capital of California Gold Corp. The number of shares authorized under the Plan is 16,000,000. As of July 31, 2012, 5,666,667 shares remain available for future grants under the Plan.

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to its employees and outside consultants. These options have a 10-year term and were granted with an exercise price of $0.09. One-third of these options, or 3,666,667, vested on the date of the grant, with the remaining two-thirds vesting on the first and second anniversaries of the date of grant. As of July 31, 2012, the total of 7,000,000 options vested, which included an additional 3,333,333 options vested on July 27, 2012, the first anniversary of the grant date. All vested options are exercisable, in full or in part, at any time after vesting, until termination.

On May 4, 2012, one of the Company’s directors resigned and therefore, all his 666,667 non-vested options terminated on that date and his vested but unexercised options of 333,333 will expire on August 4, 2012. The Company recorded the stock-based compensation expense – related party attributable to options of $75,284 and $157,782 during the three and six months ended July 31, 2012, respectively. The Company recorded the stock-based compensation expense – related party attributable to options of $329,989 during the three and six months ended July 31, 2011. As of July 31, 2012, there was approximately $299,990 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next year.

Outstanding options had $0 intrinsic value at July 31, 2012, due to the exercise price being greater than the value of the Company’s common stock at the reporting date.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of options granted in July 2011 was measured at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Market price of the Company’s common stock on grant date	$0.09
Risk free interest rate (1)	3.01%
Dividend yield	0.00%
Volatility	259.13%
Expected life	6 years
Expected forfeiture rate	0.0%

(1)	The risk-free interest rate was determined by management using the 10-year Treasury Bill yield as of the grant date.

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

Under the terms of the AuroTellurio Option Agreement, the Company is also committed to incur $3,000,000 in cumulative exploration expenditures on the Property over a four-year period at an investment rate of at least $750,000 per year. The Company will earn a 20% vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement by investing $750,000 in an exploration program and up to an additional 60% interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program in each of the following six years, or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement. Each 20% interest will vest earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled.

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

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company obtained a surface rights agreement, with the landowner on whose property the La Viuda Concessions are located, to conduct its mineral exploration program, effective June 17, 2011. The Company will pay the land owner $14,400 for each year in which the Company carries out exploration work on this land. The Company has begun Phase 1 of its exploration program and has conducted mapping, trenching and sampling programs at the AuroTellurio Property as well as gravity and magnetic geophysical surveys, including a helicopter-borne magnetics and radiometric survey, in preparation for an initial 3,000-meter drilling program that is planned for implementation later in 2012.

As of July 31, 2012, the Company incurred $616,640 since inception in its exploration and development expenditures, which are expensed as incurred. In addition to the Company’s mineral exploration expenditures, Mexivada accepted certain other Company’s expenses towards its minimum requirement of $750,000 per year such as a percentage of its accounting, legal and consulting fees, compensation of its officers and directors, and management support services, which were included as a component of general and administrative expenses in the Company’s consolidated statements of expenses. Mexivada accepted approximately $1,039,807 of total expenses as of June 30, 2012 (the date of the Company’s expenses reviewed by Mexivada) and confirmed that the amounts over $750,000 will be applied towards the second year requirements. Mexivada also confirmed that it will grant the 20% interest in the AutoTellurio project to the Company, after the Company makes the $40,000 cash payment and issues 250,000 of its shares to Mexivada in connection with the AuroTellurio Option Agreement. The $40,000 payment was made on August 10, 2012 and the 250,000 shares were issued to Mexivada on August 28, 2012.

NOTE 11 – SUBSEQUENT EVENTS

The Company made a payment to Mexivada of $40,000 on August 10, 2012 and issued 250,000 shares of its restricted common stock to Mexivada on August 28, 2012. Having met all the required conditions for the vesting of the first 20% interest in the La Viuda Concessions under the AuroTellurio Option Agreement, including the required exploration program expenditure of $750,000, the first 20% interest in the La Viuda Concessions vested in the Company as of August 28, 2012.

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

On August 10, 2012, we made a payment to Mexivada of $40,000 and on August 28, 2012 we issued to Mexivada 250,000 shares of our restricted common stock. Having met all the required conditions for the vesting of the first 20% interest in the La Viuda Concessions under the AuroTellurio Option Agreement, including the required exploration program expenditure of $750,000, the first 20% interest in the La Viuda Concessions vested in us as of August 28, 2012.

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

We have completed the field work for this survey and we are currently evaluating the data. We expect to have this analysis completed and reach a decision as to the timing of the launch of our drilling program by the end of our third fiscal quarter.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2012 and 2011

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $270,377 and $513,464 for the three months ended July 31, 2012 and 2011, respectively. These expenses decreased during the three months ended July 31, 2012 by $243,087 or 47.3%, due to lower general and administrative expenses we incurred during the three months ended July 31, 2012, which amounted to $150,054 compared to $449,167 incurred during the three months ended July 31, 2011. The $299,113 decrease in overall general and administrative expenses was primarily attributable to the $304,705 decrease in stock-based compensation expense; $25,284 for the three months ended July 31, 2012 when compared to $329,989 for the three months ended July 31, 2011. We also incurred lower accounting and consulting fees during the three months ended July 31, 2012, partially offset by higher legal fees incurred for the preparation and filing of our resale registration statement of the Form S-1 and the overall increased level of activity relating to our exploration activities in the AuroTellurio Property in 2012.

In the three months ended July 31, 2012, we had non-operating income of $930,876, compared to non-operating income of $827,456 in the three months ended July 31, 2011. The overall increase of $103,420 from the prior comparative period was primarily due to a $930,571 realized and unrealized gain on derivative instruments relating to the issuance of the warrants as a result of the private placement offerings completed in December 2010 and January 2011, and the over-allotments in April, June and July 2011, as well as the March 2012 private placement offering. In the three months ended July 31, 2011, we reported an $826,978 realized and unrealized gain on derivative warrant instruments.

We had net income of $660,499 for the three months ended July 31, 2012, compared to net income of $313,992 for the same period in 2011. The $346,507 increase in net income over the same period in the prior year mainly resulted from the $299,113 decrease in general and administrative expenses discussed above.

We have generated no operating revenues and our net loss from inception through July 31, 2012 was $2,314,049.

Six Months Ended July 31, 2012 and 2011

We incurred total operating expenses of $874,579 and $681,335 for the six months ended July 31, 2012 and 2011, respectively. The $193,244 increase over the prior year was primarily due to increased general and administrative expenses. General and administrative expenses increased from $550,864 for the six months ended July 31, 2011 to $690,813 for the six months ended July 31, 2012, primarily due to higher legal fees and consulting expenses resulting from the overall increased level of activity relating to our exploration activities in the AuroTellurio Property in 2012. Accordingly, we incurred higher mineral property expenses relating to the AuroTellurio project during the six months ended July 31, 2012, compared to the same period last year. Our total mineral property expenses were $182,885 and $130,408 for the six months ended July 31, 2012 and 2011, respectively.

We also reported non-operating income of $1,682,451 for the six months ended July 31, 2012, compared to non-operating income of $514,987 for the six months ended July 31, 2011. The increase of $1,167,464 over the prior year was primarily due to a $1,168,043 increase in unrealized gain on derivative warrants instruments, partially offset by a $221 foreign currency exchange loss incurred during the six months ended July 31, 2012 and a $358 decrease in interest income over the prior year.

Our net income for the six months ended July 31, 2012 was $807,872, compared to net loss of $166,348 for the six months ended July 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of July 31, 2012 was $537,979, compared to $828,181 as of January 31, 2012.

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

As a result of the 2010/2011 Private Placement, we have sufficient funds to meet our first year requirements under the AuroTellurio Agreement, including the requirement that we invest $750,000 in the exploration program by August 4, 2012.  If we determine to proceed with the exploration of the AuroTellurio Property after the first year, we will be required under the terms of the AuroTellurio Agreement to invest an additional $750,000 in the exploration program per year for each of the following three years. We will also be required to pay Mexivada $40,000 upon the first anniversary of the First Closing, which amount we have already paid, $50,000 upon the second anniversary of the First Closing, $70,000 upon the third anniversary of the First Closing, and $100,000 upon the fourth anniversary of the First Closing, for a total of $290,000. We will also need additional funds for working capital purposes. We do not have this capital at this time and we will have to raise these amounts, plus additional amounts for general working capital purposes, in the capital markets. We plan to seek to raise such capital through additional sales of our equity or debt securities. There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs. If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans for the AuroTellurio Property after the first year of our exploration program or meet our ongoing operational working capital needs.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of July 31, 2012; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have raised sufficient capital to do so.

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

Date: September 19, 2012	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal
Executive Officer, Principal
Financial Officer

