Form 10-Q/A
period 2012-07-31
CALIFORNIA GOLD CORP.
filed 2012-10-11
CIK 1363573

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

There were 115,951,260 shares of common stock issued and outstanding as of September 19, 2012.

CALIFORNIA GOLD CORP.

EXPLANATORY NOTE

This Amendment No. 1 to California Gold Corp.’s (the Company”) Quarterly Report on Form 10-Q for the period ended July 31, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on September 19, 2012, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s consolidated balance sheets (unaudited) as of July 31, 2012 and January 31, 2012, (ii) the Company’s consolidated statements of expenses (unaudited) for the three and six months ended July 31, 2012 and 2011 and the period from inception (April 19, 2004) to July 31, 2012, (iii) the Company’s consolidated statements of cash flows (unaudited) for the six months ended July 31, 2012 and 2011 and the period from inception (April 19, 2004) to July 31, 2012 (unaudited), and (v) the notes to the Company’s consolidated financial statements (unaudited).

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

Date: October 10, 2012	California Gold Corp. By /s/ James D. Davidson James D. Davidson President, Treasurer, Principal Executive Officer, Principal Financial Officer