Form 10-Q
period 2012-10-31
CALIFORNIA GOLD CORP.
filed 2012-12-17
CIK 1363573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

There were 115,201,260 shares of common stock issued and outstanding as of December 17, 2012.

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

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2012	January 31, 2012

ASSETS

Current assets:
Cash	$384,358	$828,181
Other receivables	-	5,907
Prepaid expenses	22,808	27,556
Total current assets	407,166	861,644

Property and equipment, net	6,544	7,865
Mining rights	91,250	47,500
Total assets	$504,960	$917,009

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$83,894	$50,333
Accounts payable - related party	67,682	-
Derivative liabilities	79,322	1,817,100
Other accrued liabilities - related party	43,000	2,500
Total current liabilities	273,898	1,869,933
Total liabilities	273,898	1,869,933

Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share, 22,000,000 shares authorized; 22,000,000 shares issued and outstanding	22,000	22,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 115,201,260 and 109,451,260 shares issued and outstanding at October 31, 2012 and January 31, 2012, respectively	115,201	109,451
Additional paid-in capital	2,459,590	2,037,546
Deficit accumulated during the exploration stage	(2,365,729)	(3,121,921)
Total stockholders' equity (deficit)	231,062	(952,924)
Total liabilities and stockholders' equity (deficit)	$504,960	$917,009

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended		Nine Months Ended		April 19, 2004 (Inception)
	October 31,		October 31,		to October 31,
	2012	2011	2012	2011	2012

Expenses:
Mineral property expenses	$37,987	$85,387	$220,872	$215,795	$654,627
Bad debt expense	-	-	-	-	559,483
Depreciation expense	440	440	1,321	503	2,265
General and administrative expenses	170,803	222,960	861,616	773,824	2,950,782

Total operating expenses	209,230	308,787	1,083,809	990,122	4,167,157

Loss from operations	(209,230)	(308,787)	(1,083,809)	(990,122)	(4,167,157)

Other income (expenses):
Interest income	154	571	828	1,603	3,179
Interest expense	-	-	-	-	(1,763)
Realized and unrealized gain on derivatives, net	157,765	176,140	1,839,763	690,095	1,810,220
Amortization of debt discount	-	-	-	-	(9,618)
Foreign currency exchange loss	(369)	-	(590)	-	(590)

Total other income (expenses)	157,550	176,711	1,840,001	691,698	1,801,428

Net income (loss)	$(51,680)	$(132,076)	$756,192	$(298,424)	$(2,365,729)

Income (loss) per common share:
Income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	115,127,084	109,443,018	114,132,579	102,791,334

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended		April 19, 2004 (Inception)
	October 31,		to October 31,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$756,192	$(298,424)	$(2,365,729)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,321	503	2,265
Stock-based compensation	125,000	-	125,000
Stock-based compensation - related party	232,779	423,042	1,241,431
Amortization of debt discount	-	-	9,618
Unrealized and realized gain on derivatives, net	(1,839,763)	(690,095)	(1,810,220)
Changes in operating assets and liabilities:
Other receivables	5,907	(5,907)	-
Prepaid expenses	4,748	(18,812)	(22,808)
Prepaid expenses - related party	-	33,784	-
Accounts payable	33,561	19,713	25,547
Accounts payable - related party	67,682	(42,850)	225,347
Other accrued expenses - related party	40,500	(2,500)	43,142
Interest accrued on notes payable from related party	-	-	1,621
Net cash used in operating activities	(572,073)	(581,546)	(2,524,786)
Cash flows from investing activities:
Purchase of property and equipment	-	(8,809)	(8,809)
Acquisition of mining rights	(40,000)	(10,000)	(70,000)
Net cash used in investing activities	(40,000)	(18,809)	(78,809)
Cash flows from financing activities:
Proceeds from related party loans	-	-	92,430
Proceeds from common and preferred stock issued, net of offering costs	168,250	396,500	2,958,523
Payments from cancellation of common stock	-	-	(63,000)
Net cash provided by financing activities	168,250	396,500	2,987,953
Net increase (decrease) in cash	(443,823)	(203,855)	384,358
Cash - beginning of period	828,181	1,268,254	-
Cash - end of period	$384,358	$1,064,399	$384,358

Noncash investing and financing activities:
Contributed capital - loss on extinguishment of debt owed to related party	$-	$-	$374
Debt discount due to derivative liabilities	$-	$-	$9,618
Contributed capital - payables settled by stockholder	$-	$-	$157,665
Issuance of common stock for convertible notes	$-	$-	$3,660
Re-class of derivatives related to convertible notes	$-	$-	$91,365
Issuance of derivative warrant instruments	$101,985	$544,035	$1,716,992
Related party note receivable write-off	$-	$-	$557,927
Common stock cancellation	$1,000	$-	$62,700
Issuance of common stock for acquisition of mining rights	$3,750	$17,500	$21,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of October 31, 2012 and 2011 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission and on the same basis as the annual audited consolidated financial statements. The consolidated financial statements as of and for the three and nine months ended October 31, 2012 and 2011 are unaudited. In the opinion of management, these consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at January 31, 2012 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2012 as filed with the SEC.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico. Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting. All material intercompany balances and transactions have been eliminated.

Mineral Rights, Exploration and Development Costs

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. As of October 31, 2012 and January 31, 2012, the Company capitalized $91,250 and $47,500, respectively, of costs to acquire an interest in mineral rights related to the AuroTellurio Property (Note 4).

Under U.S. GAAP, all mineral exploration expenditures associated with efforts to search for and establish mineral reserves are expensed as incurred. Costs to acquire properties are capitalized. Mine development costs incurred to construct the infrastructure necessary to extract the reserves and prepare the mine for production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. For the three months ended October 31, 2012 and 2011, the Company recorded $37,987 and $85,387 of mineral exploration and development expenditures, respectively. For the nine months ended October 31, 2012 and 2011, the Company recorded $220,872 and $215,795 of mineral exploration and development expenditures, respectively. These expenditures were expensed as incurred and recorded as mineral property expenses in the Company’s consolidated statements of expenses.

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

For the three months ended October 31, 2012 and 2011, the Company recorded $74,997 and $82,498 in stock-based compensation, respectively. For the nine months ended October 31, 2012 and 2011, the Company recorded $357,779 and $423,042 in stock-based compensation, respectively. The Company’s stock-based compensation was recorded as a component of general and administrative expenses.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

NOTE 4 - MINING RIGHTS

As of October 31, 2012 and January 31, 2012, the Company had $91,250 and $47,500, respectively, of mineral rights related to the AuroTellurio Property, discussed below.

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

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On the first anniversary of the closing, the first $750,000 requirement per year was reached by the Company, per the AuroTellurio Option Agreement (Note 10). The Company made a payment of $40,000 on August 10, 2012 and issued 250,000 shares on August 28, 2012, fair valued at $3,750 based on the market price on the date of issuance. Having met all the required conditions, the first 20% interest in the La Viuda Concessions has vested in the Company as of August 28, 2012.

NOTE 5 - RELATED PARTY TRANSACTIONS

Compensation of Officers and Directors

Officers and directors fees totaled $13,500 and $13,500 for the three months ended October 31, 2012 and 2011, respectively. Officers and directors fees totaled $40,500 and $50,000 for the nine months ended October 31, 2012 and 2011, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

As of October 31, 2012 and January 31, 2012, the Company owed its officers and directors $43,000 and $2,500, respectively, for January – October 2012 unpaid fees, which were recorded as other accrued liabilities - related party in its consolidated balance sheets.

Legal Fees

Effective December 1, 2010, the Company entered into a 12-month retainer agreement with a stockholder, pursuant to which the Company paid a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements. After the agreement expired in November 2011, the stockholder continued to provide these legal services at $6,000 per month. For the three and nine months ended October 31, 2012, the Company incurred $18,000 and $58,500 in legal fees relating to these services, respectively. For the three and nine months ended October 31, 2011, the Company incurred $16,500 and $49,500 in legal fees under this agreement, respectively.

Additionally, the Company agreed to pay a flat fee of $50,000 for legal representation relating to the acquisition of the AuroTellurio Property from Mexivada. The Company reached the maximum payment of $50,000 per the addendum as of October 31, 2011.

The Company also paid legal fees (calculated and billed on an hourly basis) for the preparation and filing of its resale registration statement of the Form S-1 covering the shares of the Company’s common stock underlying the warrants contained in the units sold in the 2010/2011 private placement offering. For the three and nine months ended October 31, 2012, the Company incurred $237 and $39,014 in legal fees for preparation of its registration statements of the Form S-1, respectively. For the three and nine months ended October 31, 2011, the Company incurred $4,623 and $12,223 in fees relating to these services, respectively.

For the three months ended October 31, 2012 and 2011, the Company’s total professional legal fees to a stockholder were $21,703 and $59,445, respectively. For the nine months ended October 31, 2012 and 2011, the Company’s total professional legal fees were $127,349 and $139,551, respectively. The legal fees primarily related to SEC filings and other general corporate matters and were included as a component of general and administrative expenses and acquisition-related costs. A total of $65,182 outstanding payable for legal services provided was included in the Company’s consolidated balance sheets as of October 31, 2012, compared to $0 outstanding as of January 31, 2012.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consulting and Other Professional Fees

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with the auditors and financial statement preparers. The Company pays ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, ran for 12 months and was extended for an additional 12 months beginning January 1, 2012. The Company incurred $18,000 and $54,000 for the three and nine months ended October 31, 2012 and 2011, respectively, which were included as a component of general and administrative expenses. Additionally, the Company reimbursed ICS for the expenses related to the services provided of $1,237 and $10,376 for the three and nine months ended October 31, 2012, respectively. The Company reimbursed ICS for the expenses related to the services provided of $2,296 and $8,649 for the three and nine months ended October 31, 2011, respectively. As of October 31, 2012 and January 31, 2012, the Company had no outstanding payables to ICS.

On February 28, 2011, the Company issued 500,000 shares to a stockholder in consideration of consulting services rendered to the Company and recorded the $0 and $10,555 of stock-based compensation expense in the three and nine months ended October 31, 2011. The stock-based compensation expense was included as a component of general and administrative expenses in the Company’s consolidated statements of expenses.

On June 6, 2011, the Company entered into a consulting agreement with another stockholder of the Company. The Company engaged the stockholder to provide certain consulting services related to the Company’s business for the period through June 5, 2013, for a monthly compensation fee of $6,000. Beginning February 6, 2012, the monthly consulting fee was reduced to $3,000 and then reversed back to $6,000 per month starting June 6, 2012. Additionally, in May 2012, the Company paid back the reduced fees for the months of March 2012 through May 2012 to the stockholder. The Company incurred $18,000 and $54,000 in consulting fees related to this agreement for the three and nine months ended October 31, 2012, respectively, which were included as a component of general and administrative expenses. For the three and nine months ended October 31, 2011, the Company recorded $18,000 and $30,000, respectively, in consulting fees to this stockholder. As of October 31, 2012 and January 31, 2011, the Company recorded payables to the stockholder in the amount of $2,500 and $0, respectively.

NOTE 6 - DERIVATIVE LIABILITIES

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $12,691 and $1,383,475 at the balance sheet dates as of October 31, 2012 and January 31, 2012, respectively. The Company recorded a $125,175 and $1,370,784 change in value as unrealized gain in non-operating income for the three and nine months ended October 31, 2012, respectively, and a $128,981 and $631,480 change in value as unrealized gain in non-operating income for the three and nine months ended October 31, 2011, respectively.

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

In April 2011, the Company added to the Unit Offering an over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 2011 grants were re-valued as being $16,934 and $211,117 at the balance sheet date of October 31, 2012 and January 31, 2012, respectively. The Company recorded a $20,058 and $194,183 change in value as unrealized gain in non-operating income for the three and nine months ended October 31, 2012, respectively, and a $22,123 and $53,485 change in value as unrealized gain in non-operating income for the three and nine months ended October 31, 2011, respectively.

The fair value of each warrant granted in the private placement offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	4,000,000
Market price of the Company’s common stock on the measurement dates	$0.08 and 0.10
Exercise price	$0.125
Risk free interest rate range (1)	0.61 - 0.81%
Dividend yield	0.00%
Volatility range	268.16 - 284.75%
Expected exercise term in years	1.5

(1)	The risk-free interest rate was determined by management using the 2-year Treasury Bill yield as of the grant dates.

In June and July 2011, the Company closed its first and second over-allotment options. The Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $149,203 and $102,957 at the grant dates of June 15, 2011 and July 15, 2011, respectively. The grants were re-valued as being $26,389 and $222,508 at the balance sheet date of October 31, 2012 and January 31, 2012. The Company recorded a $12,541 and $196,119 change in value as unrealized gain in non-operating income for the three and nine months ended October 31, 2012, respectively, and a $25,036 and $5,130 change in value as unrealized gain in non-operating income for the three and nine months ended October 31, 2011.

The fair value of each warrant granted in the private placement offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	4,000,000
Market price of the Company’s common stock on the measurement dates	$0.07 and 0.08
Exercise price	$0.125
Risk free interest rate range (1)	0.37 - 0.38%
Dividend yield	0.00%
Volatility range	257.60 - 259.63%
Expected exercise term in years	1.5

(1)	The risk-free interest rate was determined by management using the 2-year Treasury Bill yield as of the grant dates.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of February 1, 2012, the Company amended the terms of the warrants issued during the 2010/2011 private placement offerings, such that (i) their term has been extended by six months and (ii) one-half of the warrants (19,369,565) retain the exercise price of $0.125 per share and the other one-half of the warrants (19,369,564) have an exercise price of $0.05 per share.

As a result of the issuance of the March 2012 Units at $0.04 per unit (Note 8), a weighted average anti-dilution adjustment was made with respect to those warrants exercisable for 19,369,565 of the shares being offered at the original exercise price of $0.125 per share. Since the $0.04 price per unit of the March 2012 Units was lower than the $0.125 warrant exercise price, the exercise price with respect to these 19,369,565 warrants was lowered to $0.12, post March 2012 Unit Offering, and the aggregate number of shares issuable upon exercise of these warrants was increased to 20,176,630. Because the anti-dilution provisions of the warrants call for rounding to the nearest cent, no adjustments were required for other 19,369,564 warrants having an exercise price of $0.05 per share. The valuation of the warrants at October 30, 2012 reflects the new terms.

In March 2012, pursuant to a private placement offering, the Company issued 4,250,000 warrants to purchase 0.5 shares of common stock per unit. The Company recorded a derivative liability upon issuance of the warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $101,985 at the grant date of March 16, 2012. The grants were re-valued as being $23,308 at the balance sheet date of October 31, 2012. The Company recorded a $9 change in value as unrealized loss in non-operating expense for the three months ended October 31, 2012 and a $78,677 change in value as unrealized gain in non-operating income for the nine months ended October 31, 2012.

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

The following is a summary of the assumptions used in the Black-Scholes option pricing model to estimate the fair value of the warrants as of balance sheet dates at October 31, 2012 and January 31, 2012, respectively:

	October 31, 2012	January 31, 2012

Common stock issuable upon exercise of warrants	41,671,194	38,739,129
Market price of the Company’s common stock on the measurement dates	$0.012	$0.064
Exercise price	$ 0.05 - 0.12	$0.125
Risk free interest rate range (1)	0.11 - 0.30%	0.08-0.13%
Dividend yield	0.00%	0.00%
Volatility range	242.55 - 337.17%	288.34%
Expected exercise term in years	0.14-1.37	0.39-0.95

(1)	The risk-free interest rate was determined by management using the 3- and 6-month and 1- and 2-year Treasury Bill yield as October 31, 2012 and the 6-month and 1-year Treasury Bill as of January 31, 2012.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - FAIR VALUE MEASUREMENTS

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

Cash, Other receivables, Prepaid expenses, Accounts payable, Accounts payable - related party, and Other accrued liabilities - related party

The carrying amounts approximate fair value because of the short-term nature or maturity of the instruments.

Derivative liabilities

The Company’s determination of fair value of its derivative instruments incorporates various factors required under FASB Topic ASC 815. The fair values of the Company’s derivatives are valued using less observable data from objective sources as inputs into internal valuation models. Therefore, the Company considers the fair value of its derivatives to be Level 3 hierarchy. At October 31, 2012 and January 31, 2012, the aggregate Level 3 fair value of the derivative liabilities was $79,322 and $1,817,100, respectively.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Significant Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Balances as of July 31, 2012 and 2011 and January 31, 2012 and 2011	$237,087	$2,335,849	$1,817,100	$2,305,770
Change in fair value	(157,765)	(176,140)	(1,839,763)	(690,095)
Additions	-	-	101,985	544,034
Ending balances as of October 31, 2012 and 2011	$79,322	$2,159,709	$79,322	$2,159,709

Realized and unrealized gain (loss) on derivatives, net, included in earnings for the period ended October 31, 2012 and 2011	$157,765	$176,140	$1,839,763	$690,095

NOTE 8 - EQUITY

Private Placement Offering

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

As of October 31, 2012, cumulatively, the Company has sold a total of 81,728,258 Units for a total price of $2,106,956. The Company incurred closing costs of $20,750, resulting in net proceeds from the Offering of $2,086,206. The Company plans to apply the net proceeds of the closings primarily towards the AuroTellurio Acquisition (Note 4) and for working capital purposes.

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

NOTE 9 - STOCK-BASED COMPENSATION

Shares for Services

The Company recognized the total stock-based compensation expense for services of $125,000 during the nine months ended October 30, 2012 and of $10,555 during the nine months ended October 31, 2011.

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

Stock Options

The Company has a stock-based compensation plan known as the 2007 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive and non-qualified stock options to acquire common shares in the capital of California Gold Corp. The number of shares authorized under the Plan is 16,000,000. As of October 31, 2012, 6,000,000 shares remain available for future grants under the Plan.

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to its employees and outside consultants. These options have a 10-year term and were granted with an exercise price of $0.09. One-third of these options, or 3,666,667, vested on the date of the grant, with the remaining two-thirds vesting on the first and second anniversaries of the date of grant. As of October 31, 2012, the total of 7,000,000 options vested, which included an additional 3,333,333 options vested on July 27, 2012, the first anniversary of the grant date. All vested options are exercisable, in full or in part, at any time after vesting, until termination. On May 4, 2012, one of the Company’s directors resigned and therefore, all his 666,667 non-vested options terminated on that date and his vested but unexercised options of 333,333 expired and forfeited on August 4, 2012.

The Company recorded the stock-based compensation expense - related party attributable to options of $74,997 and $232,779 during the three and nine months ended October 31, 2012, respectively. The Company recorded the stock-based compensation expense - related party attributable to options of $82,498 and $412,487 during the three and nine months ended October 31, 2011, respectively. As of October 31, 2012, there was approximately $224,993 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next year.

Outstanding options had $0 intrinsic value at October 31, 2012, due to the exercise price being greater than the value of the Company’s common stock at the reporting date.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

The Company obtained a surface rights agreement, with the landowner on whose property the La Viuda Concessions are located, to conduct its mineral exploration program, effective June 17, 2011. The Company will pay the land owner $14,400 for each year in which the Company carries out exploration work on this land. The Company has completed the majority of Phase 1 of its 2011/2012 exploration program and has conducted mapping, trenching and sampling programs at the AuroTellurio Property as well as gravity and magnetic geophysical surveys, including a helicopter-borne magnetics and radiometric survey, in preparation for an initial 3,000-meter drilling program that is planned for implementation later in 2012 or early 2013.

 As of October 31, 2012, the Company incurred $654,627 since inception in its exploration and development expenditures, which are expensed as incurred. In addition to the Company’s mineral exploration expenditures, Mexivada accepted certain other Company’s expenses towards its minimum requirement of $750,000 per year such as a percentage of its accounting, legal and consulting fees, compensation of its officers and directors, and management support services, which were included as a component of general and administrative expenses in the Company’s consolidated statements of expenses. Mexivada accepted approximately $1,039,807 of total expenses as of June 30, 2012 (the date of the Company’s expenses reviewed by Mexivada) and confirmed that the amounts over $750,000 will be applied towards the second year requirements. Mexivada also confirmed that it will grant the 20% interest in the AutoTellurio project to the Company, after the Company makes the $40,000 cash payment and issues 250,000 of its shares to Mexivada in connection with the AuroTellurio Option Agreement. The $40,000 payment was made on August 10, 2012 and the 250,000 shares were issued to Mexivada on August 28, 2012.

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

Vesting of First 20% Interest in the La Viuda Concessions

On August 10, 2012, we made a payment to Mexivada of $40,000 and on August 28, 2012 we issued to Mexivada 250,000 shares of our restricted common stock. Having met all the required conditions for the vesting of the first 20% interest in the La Viuda Concessions under the AuroTellurio Option Agreement, including the required exploration program expenditure of $750,000, the first 20% interest in the La Viuda Concessions vested in us as of August 28, 2012. We have made the appropriate filings with the Ministry of Mines in Mexico recording this 20% interest in our name.

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

We have completed the majority of Phase 1 of our 2011/2012 exploration program and have conducted mapping, trenching and sampling programs at the AuroTellurio Property as well as gravity and magnetic geophysical surveys, including a helicopter-borne magnetics and radiometric survey, in preparation for an initial 3,000-meter drilling program that is planned for implementation later in 2012, early 2013.

Our exploration program has resulted in the delineation of two target areas in our mining concessions, namely, Target 1 (aka the La Bambolla Extension), and Target 2 (aka the Deep-Seated Intrusive area). The dominant rock types in the project area consist of Tertiary rhyolite tuffs overlain by younger andesite tuffs. The rhyolite tuffs generally exhibit pervasive hydrothermal alteration and host the La Bambolla gold-tellurium deposit.

New Drilling Target Areas Defined

Target 1 is an extensive, prime exploration ground in which to search for gold-tellurium mineralization in quartz-pyrite veins and silica-rich zones similar to those found at La Bambolla deposit. Scattered zones of hydrothermal alteration (argillic alteration, quartz-calcite veinlets) are evident on the surface within this target area. Three diamond drill holes will be drilled in Target 1 as part of the planned 2012/2013 drilling program.

Target 2, also known as the Deep-Seated-Intrusive target area, is a centrally located, extensive area where the presence of a blind intrusive responsible for the alteration and mineralization in the region has been proposed on the basis of geologic work. A subsequent gravity survey performed over this target area in the winter of 2011 corroborated the original geologic interpretation. The gravity survey confirmed the potential presence of a blind intrusive at depths in the 400-meter range, covering an area measuring approximately 2 by 1.5 kilometers.

The Target 1 area is located in the vicinity of the La Bambolla tellurium-gold mine owned by First Solar, a leading manufacturer of solar panels that uses tellurium as an essential component for the manufacture of its panels.

Geologic mapping and sampling carried out by the Company in the Target 1 area led to the conclusion that the regional structure hosting the tellurium-gold vein system at La Bambolla could extend east-southeasterly onto the Company’s Target 1 area. Zones of fracture-controlled silicification, strikingly similar to those described at La Bambolla, have been recognized in the Company’s Target 1 area.

Additionally, a recently completed geophysical survey involving CSAM (Controlled Source Audio-Frequency Magneto Telluric) resistivity and CSIP induced polarization methodologies (Zonge Engineering, Ltd.) delineated a wide anomalous zone of high to moderate resistivity (dense, silicified rocks) flanked by moderately to highly conductive rocks (argillized rhyolites) within a zone measuring approximately 360 meters in width. It is projected that this wide area of interest extends along the La Bambolla regional trend for a distance of at least 1,800 meters to the east-southeast making up our Target 1 area.

Recently completed CSAM resistivity and CSIP induced polarization geophysical surveys over the Target 2 area confirmed the possible intrusive source of the gravity anomaly at depths ranging from 250 to 400 meters. The interpreted three-dimensional configuration of the intrusive suggests that it is an extensive igneous unit that appears to be plunging to the east-northeast.

Several smaller features resembling igneous intrusions have been interpreted to occur above the igneous complex. These features, which could be dikes extending from the large igneous complex at depth, are often associated with vertical to nearly vertical resistive trends (dense, silicified intrusions) that cut through conductive units (altered rhyolites) in several localities of the surveyed area. Four diamond drill holes have been scheduled to test Target 2 as part of the planned upcoming drilling program.

Thin bands or layers of highly resistive rocks (silica rich) occur at very shallow depths, paralleling the topographic surface. These features are present in all eleven resistivity and induced polarization survey lines. These units have been interpreted as being silica caps. These features follow the configuration of the water table. Where they appear to be exposed on the surface, the silica caps will be mapped and sampled in order to investigate their composition and geochemical make up.

The technical information developed by us during our 2011/2012 exploration phase, including the most recent resistivity and induced polarization geophysical survey, has contributed to our understanding of the geologic settings and the potentials of our two target areas. The principal objective of our planned 2,350-meter diamond drilling program is to test the two exploration models developed by us at our La Viuda Concessions.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2012 and 2011

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $209,230 and $308,787 for the three months ended October 31, 2012 and 2011, respectively. These expenses decreased during the three months ended October 31, 2012 by $99,557 or 32%, due to lower exploration expenses and general and administrative expenses we incurred during the three months ended October 31, 2012. Our exploration expenses amounted to $37,987 in the three months ended October 31, 2012 compared to $85,387 incurred during the three months ended October 31, 2011. This decrease was primarily due to our completion of the majority of Phase 1 of our 2011/2012 exploration program in the three months ended October 31, 2012. Our general and administrative expenses amounted to $170,803 in the three months ended October 31, 2012 compared to $222,960 incurred during the three months ended October 31, 2011. The $52,157 decrease in overall general and administrative expenses was primarily attributable to a $46,162 decrease in legal fees; $24,178 for the three months ended October 31, 2012 when compared to $70,340 for the three months ended October 31, 2011. In the prior year, we incurred higher legal fees due to the preparation and filing of our resale registration statement of the Form S-1 and the overall increased level of activity relating to our exploration activities in the AuroTellurio Property in the third quarter of 2011.

In the three months ended October 31, 2012, we had non-operating income of $157,550, compared to non-operating income of $176,711 in the three months ended October 31, 2011. The overall decrease of $19,161 from the prior comparative period was primarily due to lower realized and unrealized gain on derivative instruments relating to the issuance of the warrants as a result of the private placement offerings completed in December 2010 and January 2011, and the over-allotments in April, June and October 2011, as well as the March 2012 private placement offering. In the three months ended October 31, 2012 and 2011, we reported a $157,765 and $176,140 realized and unrealized gain on derivative warrant instruments, respectively.

We had net loss of $51,680 for the three months ended October 31, 2012, compared to net loss of $132,076 for the same period in 2011. The $80,396 decrease in net loss over the same period in the prior year resulted from the $99,557 decrease in operating expenses, offset by the $19,161 decrease in non-operating income, discussed above.

We have generated no operating revenues and our net loss from inception through October 31, 2012 was $2,365,729.

Nine Months Ended October 31, 2012 and 2011

We incurred total operating expenses of $1,083,809 and $990,122 for the nine months ended October 31, 2012 and 2011, respectively. The $93,687 increase over the prior year was primarily due to increased general and administrative expenses. General and administrative expenses increased from $773,824 for the nine months ended October 31, 2011 to $861,616 for the nine months ended October 31, 2012, primarily due to higher consulting expenses resulting from the overall increased level of activity relating to our exploration activities in the AuroTellurio Property in 2012, partially offset by lower stock-based compensation expense.

We also reported non-operating income of $1,840,001 for the nine months ended October 31, 2012, compared to non-operating income of $691,698 for the nine months ended October 31, 2011. The increase of $1,148,303 over the prior year was primarily due to a $1,149,668 increase in unrealized gain on derivative warrants instruments, partially offset by a $590 foreign currency exchange loss incurred during the nine months ended October 31, 2012 and a $775 decrease in interest income over the prior year.

Our net income for the nine months ended October 31, 2012 was $756,192, compared to net loss of $298,424 for the nine months ended October 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of October 31, 2012 was $384,358, compared to $828,181 as of January 31, 2012.

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

As a result of the 2010/2011 Private Placement, we had sufficient funds to meet our first year requirements under the AuroTellurio Agreement, including the requirement that we invest $750,000 in the exploration program by August 4, 2012.  If we determine to proceed with the exploration of the AuroTellurio Property after the first year, we will be required under the terms of the AuroTellurio Agreement to invest an additional $750,000 in the exploration program per year for each of the following three years. We currently do not have sufficient funds to make these expenditures. We will also be required to pay Mexivada $40,000 upon the first anniversary of the First Closing, which amount we have already paid, $50,000 upon the second anniversary of the First Closing, $70,000 upon the third anniversary of the First Closing, and $100,000 upon the fourth anniversary of the First Closing, for a total of $290,000. We will also need additional funds for working capital purposes. We do not have this capital at this time and we will have to raise these amounts, plus additional amounts for general working capital purposes, in the capital markets. We plan to seek to raise such capital through additional sales of our equity or debt securities. There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs. If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans for the AuroTellurio Property after the first year of our exploration program or meet our ongoing operational working capital needs.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of October 31, 2012; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

On August 28, 2012, we issued 250,000 shares of our restricted common stock to Mexivada in accordance with the terms of the AuroTellurio Option Agreement. These shares were issued in partial payment for the first 20% interest in the La Viuda Concessions. The shares were not registered under the Securities Act of 1933, as amended (the “Act”), and were issued under the exemption from registration provided by Section 4(2) of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAGETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description

31.1/31.2	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32/2	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

 * This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 17, 2012	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal
Executive Officer, Principal
Financial Officer

