Form 10-K/A
period 2012-01-31
CALIFORNIA GOLD CORP.
filed 2013-03-15
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

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

Securities registered under Section 12(g) of the Act: Common Stock

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (“Amended Form 10-K”) of California Gold Corp. amends our Annual Report on Form 10-K for the year ended January 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on May 2, 2012 (the “Original Form 10-K”).  This Amended Form 10-K is being filed solely to comply with comments issued by the staff of the Securities and Exchange Commission (the “SEC”) in connection with the review of our registration statement on Form S-1 filed with the SEC.

Except as described above, no other amendments are being made to the Original Form 10-K.  This Amended Form 10-K does not reflect events occurring after the Original Form 10-K or modify or update the disclosure contained therein in any other way other than as required to reflect the SEC’s requirement as discussed above.

We have attached to this Amended Form 10-K updated certifications executed as of the date of this Amended Form 10-K by the Chief Executive and Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1/ 31.2 and 32.1/32.2 to this Amended Form 10-K.

2

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

The Mexivada Property Option Agreement

On February 11, 2011, we entered into a property option agreement (the “AuroTellurio Option Agreement”) with Mexivada Mining Corp. (“Mexivada”) to acquire up to an 80% interest in Mexivada’s La Viuda and La Viuda-1 concessions comprising its AuroTellurio tellurium-gold-silver property (the “La Viuda Concessions,” the “AuroTellurio Property” or, the “Property”) south of Moctezuma, Sonora, Mexico. On the First Closing on August 4, 2011, we received from Mexivada four fully executed title deeds, each transferring to us a twenty percent (20%) interest in the La Viuda Concessions comprising the AuroTellurio Property, which we will hold in escrow until we meet the terms of the AuroTellurio Option Agreement for the vesting of each twenty percent (20%) interest.

Under the terms of the AuroTellurio Option Agreement, we will acquire up to an 80% legal and beneficial ownership interest in the AuroTellurio Property by, in addition to making certain cash payments and share issuances to Mexivada, incurring up to $3,000,000 in cumulative exploration expenditures on the Property over a four year period at an investment rate of at least $750,000 per year. We will earn a 20% vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement (measured from the First Closing date) by investing $750,000 in an exploration program prior to August 4, 2012 and up to an additional 60% interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program in each of the following three years (measured from August 4th of each such year), or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement.

In addition to the cash payment and stock issuance made at the First Closing, assuming we exercise our right to acquire each of the four twenty percent interests in the AuroTellurio Property, we will pay Mexivada an additional $40,000 upon the first anniversary of the First Closing, $50,000 upon the second anniversary of the First Closing, $70,000 upon the third anniversary of the First Closing and $100,000 upon the fourth anniversary of the First Closing, for an aggregate total of $290,000.  We will also issue to Mexivada 250,000 additional shares of our restricted common stock upon the first anniversary of the First Closing, 300,000 additional shares upon the second anniversary of the First Closing, 350,000 additional shares upon the third anniversary of the First Closing and 500,000 additional shares upon the fourth anniversary of the First Closing, for an aggregate total of 1,650,000 shares.

Each 20% interest will vest on or about the respective annual anniversary of the First Closing date, or earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled.

Although we are acquiring up to an 80% interest in the La Viuda Concessions from Mexivada, neither we nor Mexivada owns the land where the Property is located. We have entered into a surface rights agreement with the local landowner enabling us to begin our exploration program. This agreement is renewable through May 16, 2014. If we need additional time after that date to continue our exploration program or if we discover meaningful quantities of minerals on the Property, we will need to further extend the surface rights exploration agreement or enter into additional agreements (whether lease or purchase) with the landowner to enable us to mine such minerals. There can be no assurance that the landowner will agree to such further agreements or, if he does, that they will be on terms economically acceptable to us. If we cannot reach agreement with the land owner with respect to our future exploration or potential mining activities, we would not be able to continue with the AuroTellurio project, our business plan would be negatively impacted and our business prospects would be damaged.

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

La Bambolla

The La Bambolla Concession is owned by Minera Teloro, S.A. de C.V., a Mexican company affiliated with First Solar, Inc. (“First Solar”). First Solar is a U.S. based company that manufactures and sells photovoltaic (PV) solar power systems and solar modules based on a thin film technology using cadmium telluride (CdTe) as a semiconductor. Cadmium telluride is a compound made up of cadmium (Cd) and tellurium (Te).

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

To manage our exploration program at the AuroTellurio Property, we contracted the services of a geologist familiar with the characteristics of gold-tellurium deposits and experienced with the exploration environment in Mexico.  This geologist prepared a preliminary, Phase 1 exploration program for the AuroTellurio Property that included geological mapping, geophysical surveying, drill site location, drilling, sampling, and assaying of surface and drill core samples.  We expect that he will also prepare a NI 43-101 compliant technical report once we are ready to have such a report prepared.

On May 16, 2011, we signed a surface rights agreement with the land owner where the AuroTellurio Property is located.  This agreement was renewed for an additional year on May 16, 2012. We are paying this land owner $14,400 per year for the right to conduct our exploration of the La Viuda Concessions on the AuroTellurio Property. This surface rights agreement is renewable at our option for one additional year for $14,400, effective as of the renewal date, May 16, 2013. If we do not complete our exploration efforts by May 16, 2014, we will have to renegotiate the surface rights agreement with the land owner, to extend it for an additional time period to enable us to complete our exploration program. Although we expect that the land owner would be willing to further renew the surface rights agreement, we cannot be sure that he will do so or that he would be willing to further renew the agreement for a reasonable fee and for a reasonable time period. If he refuses to renew the agreement, our ability to continue our exploration program would be negatively impacted and our business prospects would be damaged.

Additionally, if our exploration program, including our proposed test drilling program, proves successful, we will need to acquire surface rights and mining rights to begin an actual mining program. In this case, we would need to negotiate a new agreement with the land owner, either to lease mining rights or to acquire the land where our mining would be located outright. Although we expect that the land owner would be willing to reach an agreement with us relating to our future mining of the La Viuda Concessions, we cannot be sure that he will do so or that he would be willing to do so on terms economically acceptable to us. If we cannot reach an agreement with the land owner with respect to our potential mining activities, our business plan would be negatively impacted and our business prospects would be damaged.

We began Phase 1 of our exploration program by conducting mapping, trenching and sampling programs at the AuroTellurio Property as well as gravity and magnetic geophysical surveys, including a helicopter-borne magnetics and radiometric survey, in preparation for an initial Phase I 2,350-meter drilling program that is planned for implementation in 2013, once we raise the capital required to fund this drilling program. We have completed the majority of Phase 1 of our 2011/2012 exploration program

Historical data suggest that tellurium-gold mineralization at the adjoining La Bambolla mine occurs along a regional structural system with an average S 70 degrees E trend where a swarm of relatively narrow, sub-parallel, silica-rich mineralized veins are present. At La Bambolla, these veins are either vertical, or have steep dips, and range from 0.14 to 2.60 meters in width.  Based on analytical results of more than 500 underground channel samples taken at La Bambolla in the 1980's, the grades in the mine range from 0.01 to 3.26 % tellurium and 0.03 to 4.90 oz/ton gold, respectively.

Geologic mapping and sampling on the AuroTellurio Property have confirmed that the regional structure hosting the tellurium-gold vein system at La Bambolla extends east-southeasterly onto the AuroTellurio Property. Zones of fracture-controlled silicification, strikingly similar to those described at La Bambolla, have been mapped in our La Viuda 1 concession.  We believe that these features could be spatially located at a higher level than similar alteration-mineralization features found at La Bambolla.  This interpretation tends to support our initial geologic model where a series of essentially north-trending, post-mineral faults have down-dropped segments of the original mineralized system to the east.  Our current understanding, based on geological interpretation of the existing data, is that ore-grade tellurium-gold mineralization is highly likely to exist at depth within our La Viuda 1 concession.

Planned Drilling Program

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

New Drilling Target Areas Defined

Target 1 is an extensive, prime exploration ground in which to search for gold-tellurium mineralization in quartz-pyrite veins and silica-rich zones similar to those found at La Bambolla deposit. Scattered zones of hydrothermal alteration (argillic alteration, quartz-calcite veinlets) are evident on the surface within this target area. Three diamond drill holes will be drilled in Target 1 as part of the planned 2013 drilling program.

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

The technical information developed by us during our 2011/2012 exploration phase, including the most recent resistivity and induced polarization geophysical survey, has contributed to our understanding of the geologic settings and the potentials of our two target areas. The principal objective of our planned 2013 2,350-meter diamond drilling program is to test the two exploration models developed by us at our La Viuda Concessions.

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

Compliance with Government Regulation

Our mining activities in Mexico are governed under Mexican law by The Mining Law of 1992, as amended, and the Regulations to the Mining Law enacted in 1999, as amended.

In order to carry out mining activities in Mexico, a mining company is required to obtain a mining concession from the General Bureau of Mining under the Ministry of Economy of the federal government of Mexico, or be assigned previously granted concession rights, and both must be recorded with the Public Registry of Mining. The mining concessions under which we are operating in Mexico were acquired by Mexivada and, if we comply with the terms of the Aurotellurio Option Agreement, will be assigned to us over time. Such assignments will be recorded with the Public Registry of Mines.

In addition, although mining works have to be authorized by other government authorities in Mexico when performed in or around certain areas or structures such as villages, dams, channels, general communications ways, submarine shelves of islands, islets and reefs, marine beds and subsoil and federal maritime-terrestrial zones, it is not expected that we will require any such authorizations because none of the areas or structures listed above is found on or near the AuroTellurio Property - the La Viuda Concessions are located on privately owned lands with the Target 1 proposed drill site situated approximately 2.75 miles (4.4 kilometers) from the closest village and the Target 2 proposed drill site situated approximately 3.5 miles (5.6 kilometers) from the nearest village; and both drill sites are located approximately 11 miles (17.5 kilometers) from the nearest town, Moctezuma.

Reports have to be filed with the General Bureau of Mining in May of each year evidencing previous calendar year mining works.

The new Mining Regulations, signed in February 2005 and put into effect in January 2006, provide for all concessions to be valid for a period of 50 years, provided the concessions remain in good standing.  Taxes, based on the surface area of the concession, are due in January and July of each year.  Under the AuroTelllurio Option Agreement, we are responsible for the payment of these taxes on the La Viuda Concessions until we acquire a full 80% interest in the Property, after which time we and Mexivada will be responsible for these taxes on a proportional basis. We are current in the payment of these taxes. Failure to pay these taxes could lead to cancellation of the La Viuda Concessions.

Upon expiration or cancellation of the concession, certain obligations remain, including obligations to file technical reports, not to remove permanent buildings or structures and to conduct remediation efforts as further discussed below.

Mexico has adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and other South American countries. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. Since the passage of Mexico’s 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved.  Most regulatory programs are implemented by various divisions of the Secretariat of Environment and Natural Resources of Mexico (“SEMARNAT”).  In May 2012, we filed the required NOM-120 notice with SEMARNAT, which notice included the environmental impact analysis of our current activities, to inform that agency of our ongoing exploration activities and our planned Phase I drilling program on the AuroTellurio Property. That is all that SEMARNAT requires at this time due to the early stage of development of our mining activities on the Property.

With respect to possible remediation requirements, if we are forced to terminate our exploration efforts prior to beginning our proposed drilling program, because we have not been able to raise the capital required to fund our drilling program, remediation costs would be minimal. In this case, we would be required to fill the few shallow trenches we dug for sampling purposes, and maintain and restore the access road we built to access our Target 1 drilling area.  This effort can be accomplished using a leased bulldozer and local manpower and we estimate costs for such remediation efforts to be less than $15,000.

If we determine to terminate our exploration efforts after we complete our proposed drilling program, our remediation efforts would consist of refurbishing each of the drill sites and their respective access roads, including replanting or reseeding the areas.  We intend to construct the drill sites, and the roads leading to the sites, in such a way that we will minimize unnecessary disturbance to the ground in these locations.  We expect that, in this case, remediation costs, including those for retaining the services of a remediation consultant, would cost approximately $80,000.  This amount includes the cost of preparing and submitting the required environmental documentation and remediation report with SEMARNAT.

Other than the NOM-120 report referenced above, which we will need to update once we are ready to commence Phase I drilling, to inform SEMARNAT that we are beginning our drilling work, we will not be required to file any additional reports or permit applications to begin the Phase I drilling program and we do not expect that local environmental laws will have any material impact on our business. Additionally, we do not expect the costs and effects of compliance with local environmental laws, including the potential costs of remediation discussed above, to be material to our business during the current phase of our development. At this stage, we believe it is premature to speculate about costs that might be incurred in future years, and government regulations that would need to be complied with, if we discover economically viable quantities of minerals and determine to move forward with an actual mining program.

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

We have entered into the AuroTellurio Option Agreement with Mexivada to acquire up to an 80% interest in the AuroTellurio Property. To acquire each 20% block of interest, we need to make certain annual cash payments to Mexivada and invest US $750,000 each year, by August 4th of each year, for four years, in an exploration program for the Property. If we fail to make these payments or investments, we may lose our right to acquire these interests in the Property. Although we have made the required payments and investments to acquire the first 20% block of interest, there can be no assurance that we will have the funds to acquire any additional interest in the Property.

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

Although we are acquiring up to an 80% interest in the La Viuda Concessions from Mexivada, neither we nor Mexivada owns the land where the Property is located. We have entered into a surface rights agreement with the local landowner enabling us to begin our exploration program. If we discover meaningful quantities of minerals on the Property, however, we will need to enter into additional agreements with the landowner to enable us to mine such minerals. There can be no assurance that the landowner will agree to such further agreements or, if he does, that they will be on terms economically acceptable to us. If we cannot reach agreement with the land owner with respect to our future exploration or potential mining activities, we would not be able to continue with the AuroTellurio project, our business plan would be negatively impacted and our business prospects would be damaged.

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

Although we are acquiring up to an 80% interest in the La Viuda Concessions from Mexivada, neither we nor Mexivada owns the land where the Property is located. We have entered into a surface rights agreement with the local landowner enabling us to begin our exploration program. This agreement is renewable through May 16, 2014. If we need additional time after that date to continue our exploration program or if we discover meaningful quantities of minerals on the Property, we will need to further extend the surface rights exploration agreement or enter into additional agreements (whether lease or purchase) with the landowner to enable us to mine such minerals. There can be no assurance that the landowner will agree to such further agreements or, if he does, that they will be on terms economically acceptable to us. If we cannot reach agreement with the land owner with respect to our future exploration or potential mining activities, we would not be able to continue with the AuroTellurio project, our business plan would be negatively impacted and our business prospects would be damaged.

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

Figure 1 – Location map of the La Viuda Concessions in Sonora, Mexico.

The La Viuda and La Viuda 1 concessions, shown on the map below, are the two concessions making up the Property. The La Viuda concession is approximately 47 hectares in size (116.14 acres), and is located to the south and southeast of a concession owned by Minera Teloro, S.A. de C.V., a Mexican company affiliated with First Solar. The La Viuda 1 is a large concession that covers an area of approximately 9 by 9 kilometers, encompassing about 7,574 hectares (18715.76 acres), and surrounds the La Viuda and other third party concessions.

The La Viuda Concessions are located approximately 15 miles south of Moctezuma and 7.5 miles due west of the town of Terapa. The Property is accessed from Terapa by a dirt road. The land owner who owns the land on which the Property is located has signed a surface rights agreement with us authorizing access to the La Viuda Concessions for exploration purposes. This agreement was renewed for an additional year on May 16, 2012. We are paying this land owner $14,400 per year for the right to conduct our exploration of the La Viuda Concessions on the AuroTellurio Property. This surface rights agreement is renewable at our option for one additional year for $14,400, effective as of the renewal date, May 16, 2013. If we do not complete our exploration efforts by May 16, 2014, we will have to renegotiate the surface rights agreement with the land owner, to extend it for an additional time period to enable us to complete our exploration program. Although we expect that the land owner would be willing to further renew the surface rights agreement, we cannot be sure that he will do so or that he would be willing to further renew the agreement for a reasonable fee and for a reasonable time period. If he refuses to renew the agreement, our ability to continue our exploration program would be negatively impacted and our business prospects would be damaged.

Additionally, if our exploration program, including our proposed test drilling program, proves successful, we will need to acquire surface rights and mining rights to begin an actual mining program. In this case, we would need to negotiate a new agreement with the land owner, either to lease mining rights or to acquire the land where our mining would be located outright. Although we expect that the land owner would be willing to reach an agreement with us relating to our future mining of the La Viuda Concessions, we cannot be sure that he will do so or that he would be willing to do so on terms economically acceptable to us. If we cannot reach an agreement with the land owner with respect to our potential mining activities, our business plan would be negatively impacted and our business prospects would be damaged.

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

Although we are acquiring up to an 80% interest in the La Viuda Concessions from Mexivada, neither we nor Mexivada owns the land where the Property is located. We have entered into a surface rights agreement with the local landowner enabling us to begin our exploration program. This agreement is renewable through May 16, 2014. If we need additional time after that date to continue our exploration program or if we discover meaningful quantities of minerals on the Property, we will need to further extend the surface rights exploration agreement or enter into additional agreements (whether lease or purchase) with the landowner to enable us to mine such minerals. There can be no assurance that the landowner will agree to such further agreements or, if he does, that they will be on terms economically acceptable to us. If we cannot reach agreement with the land owner with respect to our future exploration or potential mining activities, we would not be able to continue with the AuroTellurio project, our business plan would be negatively impacted and our business prospects would be damaged.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” in the accompanying Notes to our consolidated financial statements, for further descriptions of our major accounting policies and for information related to the impact of the implementation of new accounting pronouncements on our results of operations and financial position.

In preparing our consolidated financial statements, we make estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. We periodically evaluate our estimates and judgments that are most critical in nature. We believe that the following discussion of critical accounting policies address all important accounting areas where the nature of accounting estimates or assumptions is material due to the levels of subjectivity and judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” in the Notes to our accompanying consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

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

James Davidson is and has been a private investor for more than forty years. Currently, Mr. Davidson is Treasurer and Secretary of NMX Holdings, a private media holding company and owner of NewsMax Media. Mr. Davidson has held these positions since January 2005. Mr. Davidson is also a director and the Chief Executive officer of Universal Tech Corp., a U.S. public company whose stock trades on the OTC Bulletin Board. Mr. Davidson assumed these positions on October 3, 2012. Mr. Davidson has been Chairman and a director of Ouro do Brasil Holdings Ltd. since October 2010 and a director of Core Values Mining and Exploration, Ltd. since April 2009, two private mining companies. In January, 2013, Mr. Davidson became a director of Valor Gold, a U.S. public company whose common stock trades on the OTC Bulletin Board.

A veteran of two decades in the mining business, Mr. Davidson was a founding director, in May 1996, of Anatolia Minerals Development. He helped steward Anatolia's growth from a start-up with a single mine in Turkey to its 2011 transformation into Alacer Gold Corporation (TSX:ASR), an intermediate gold producer.  Mr. Davidson resigned from Alacer in January 2011. From August 2012 until his resignation in December 2012, Mr. Davidson was a director, founding Chairman and Chief Executive Officer of Zinco do Brasil Corporation (formerly known as TurkPower Corporation), a U.S. public company whose common stock trades on the OTC Bulletin Board. Mr. Davidson first became a director of Zinco do Brasil in April 2011. Additionally, Mr. Davidson helped found and develop other companies including Uranium Energy Corporation (founding investor – 2004), Hana Mining Ltd. (founding investor – 2004), which subsequently spun off New Hana Copper Mining Ltd., Agora Publishing (Founder – August 1971; resigned as director – May 2004) and NewsMax Media (founding director – August 1998; owned by NMX Holdings since 2005). Mr. Davidson was also a founder, in October 1992, of New Oro Peru Resources (resigned – January 1994) and of Ouro do Brasil Holdings, in October 2010, where he is currently chairman. Mr. Davidson has broad experience as a corporate director, both in the United States and abroad, having served on corporate boards in Argentina, Bolivia, Brazil, Canada, Colombia, Hong Kong, New Zealand, Switzerland, Turkey and the United Kingdom. Mr. Davidson is also the co-author of several popular financial books with Lord William Rees-Mogg, former editor of The Times of London.

Mr. Davidson received his Bachelor’s Degree with General Honors and high honors in English from University of Maryland in 1971, an M.A. in English 1974, and received his Masters of Letters (M. Litt) in Politics, Philosophy & Economics from the University of Oxford, Pembroke College, 1981.

Because of Mr. Davidson’s specific experience in, and knowledge of, the mining sector, and as an entrepreneur and a director of numerous companies, complemented by his academic credentials, we have concluded that Mr. Davidson should serve as a director of the Company. Mr. Davidson devotes approximately 5 hours per week to our business.

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

Mr. Duggan has more than 30 years of direct experience in providing professional financial, accounting, and marketing services to U.S. and Canadian junior resource companies.   He has an MBA in banking and finance from University of California at Berkley and also served as a financial analyst with Texas Instruments before moving into the resource sector.  His expertise is greatly relied upon by dozens of junior exploration and mining companies throughout the U.S. and Canada.  Based on this knowledge and experience, the Company determined that Mr. Duggan should serve as the Company’s COO. Mr. Duggan devotes approximately 10 to 15 hours per week to our business.

David Rector resigned from our Board of Directors on May 4, 2012.

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

Compliance with Section 16(a) of the Exchange Act

We registered our common stock pursuant to Section 12 of the Exchange Act by filing a Form 8-A with the SEC on May 10, 2012. Accordingly, our officers, directors and principal shareholders are subject, as of May 10, 2012, to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James D. Davidson, III (1),	2012	36,000	0	0	89,997	0	0	0	125,997
Chief Executive Officer, Chief Executive officer	2011	0	0	0	0	0	0	0	0

George Duggan (2),	2012	30,000	0	0	89,997	0	0	0	119,917
Chief Operating Officer	2011	2,500	0	0	0	0	0	0	2,500

(1) Mr. Davidson serves as our Chief Executive and Chief Financial Officer on an independent contractor basis. Although Mr. Davidson does not have an employment agreement with us, from February 1, 2011 to May 31, 2011, we paid Mr. Davidson a monthly fee of $5,000 and from June 1, 2011, we began paying Mr. Davidson a reduced fee of $2,000 per month for his services to us as our Chief Executive Officer pursuant to a consulting agreement described below. Additionally, Mr. Davidson received a grant of options to purchase 1,000,000 shares of our common stock under the 2007 Plan, with an exercise price of $0.09 per share and a term of 10 years. The aggregate grant date fair value of Mr. Davidson’s options computed in accordance with FASB ASC Topic 718 was $89,997, based on the assumptions disclosed in our footnotes to the annual financial statements for the period ended January 31, 2012.

(2) Mr. Duggan serves as our Chief Operating Officer on an independent contractor basis. Mr. Duggan does not have an employment agreement with us, although beginning January 17, 2011, we started paying Mr. Duggan a fee of $2,500 per month for his services to us as our Chief Operating Officer pursuant to a consulting agreement described below. Additionally, Mr. Duggan received a grant of options to purchase 1,000,000 shares of our common stock under the 2007 Plan, with an exercise price of $0.09 per share and a term of 10 years. The aggregate grant date fair value of Mr. Duggan’s options computed in accordance with FASB ASC Topic 718 was $89,997, based on the assumptions disclosed in our footnotes to the annual financial statements for the period ended January 31, 2012.

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

Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
James D. Davidson (1)	333,333	666,667	1,000,000	0.09	7/27/21
David Rector (1) (2)	333,333	666,667	1,000,000	0.09	7/27/21
George Duggan (1)	333,333	666,667	1,000,000	0.09	7/27/21

(1)	Each of Messrs. Davidson, Rector and Duggan received a grant of options to purchase one million (1,000,000) shares of our common stock under the 2007 Plan, with an exercise price of $0.09 per share and a term of 10 years. One third of the options vested on July 27, 2011, the date of grant and the remaining options will vest in two equal installments on each of July 27, 2012 and 2013.

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

The following table sets forth information regarding compensation accrued to our directors for the year ended January 31, 2012.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non- equity incentive plan compensa- tion ($)	Nonqualified deferred compensation earnings ($)	All other compen- sation ($)	Total ($)

David Rector	-	-	89,997	-	-	-	89,997

(1)	Option awards expense as reported here and in our financial statements has been recorded in accordance with the FASB ASC Codification.

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

Compensation of Officers and Directors

Effective February 1, 2011, we entered into an independent contractor consulting agreement with James Davidson pursuant to which we agreed to pay to Mr. Davidson $5,000 per month for 12 months beginning February 1, 2011 for his services rendered to us as our Chief Executive Officer. That agreement was amended such that effective June 1, 2011, we reduced Mr. Davidson’s compensation to $2,000 per month. The agreement with Mr. Davidson was renewed for an additional 12 months beginning February 1, 2012. We incurred $36,000 in costs under this agreement for the year ended January 31, 2012. As of January 31, 2012, the outstanding payable to Mr. Davidson was $0, which was recorded as other accrued liabilities - related party in our consolidated balance sheets.

Effective January 17, 2011, we entered into an independent contractor consulting agreement with George Duggan pursuant to which we agreed to pay to Mr. Duggan $2,500 per month for 12 months beginning January 17, 2011 for his services rendered to us as our Chief Operating Officer. The agreement with Mr. Duggan was renewed for an additional 12 months beginning January 17, 2012. We incurred $30,000 and $2,500 in fees under this agreement for the years ended January 31, 2012 and 2011. As of January 31, 2012, the outstanding payable to Mr. Duggan was $2,500, which was recorded as other accrued liabilities - related party in our consolidated balance sheets.

Our total officers and director fees were $66,000 and $2,500 for the years ended January 31, 2012 and 2011, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses in our consolidated statements of expenses.

Legal, Consulting and Other Professional Fees

Effective December 1, 2010, we entered into a 12 month retainer agreement with Gottbetter & Partners, LLP, a beneficial holder of more than 5% of our outstanding common stock, pursuant to which we paid Gottbetter & Partners, LLP a monthly fee of $5,500 for providing to us legal services relating to SEC regulatory compliance and reporting requirements. As of January 31, 2011, we had an outstanding advance payment for these services in the amount of $22,000 and incurred $11,000 in legal fees. For the year ended January 31, 2012, we incurred $60,500 under this agreement. Gottbetter & Partners, LLP continued to provide these legal services at $6,000 per month in the year 2012. Additionally, we agreed to pay Gottbetter & Partners, LLP a flat fee of $50,000 for Gottbetter & Partners, LLP’s legal representation relating to our acquisition of the AuroTellurio Property from Mexivada, such fee to be paid as services relating to this acquisition were provided.  We reached the maximum payment of $50,000 under this agreement as of October 31, 2011.

We also agreed to pay Gottbetter & Partners, LLP legal fees (calculated and billed on an hourly basis) for the preparation and filing of the resale registration statement of the Form S-1 covering the shares of our common stock contained in the units and underlying the warrants contained in the units sold in our 2010/2011 Private Placement and registered herein.

For the years ended January 31, 2012, 2011 and 2010, our total professional legal fees paid to Gottbetter & Partners, LLP were $150,550, $187,354 and $135,554, respectively.  The legal fees primarily related to SEC filings and other general corporate matters and were included as a component of general and administrative expenses and acquisition-related costs in our consolidated statements of expenses. A total of $0, $46,250 and $175,394 outstanding payable for legal services provided by Gottbetter & Partners, LLP was included in our consolidated balance sheets as of January 31, 2012, 2011 and 2010, respectively.

In December 2010, we entered into a consulting agreement with Oberal International, Inc. (“Oberal”), our stockholder, for a term of 90 days. Oberal provided us with regular and customary capital markets and corporate finance consulting advice, including recommendations concerning investor and strategic introductions to potential industry partners. In consideration of services to be rendered by Oberal, we agreed to pay Oberal $25,250 for the term of the agreement. As of January 31, 2011, we had an outstanding advance payment for these services in the amount of $11,783 and incurred $13,467 in consulting fees as of January 31, 2011. The $11,783 advance payment was amortized in the nine months ended October 31, 2011. We didn’t incur any consulting fees with Oberal during the year ended January 31, 2012 and for the nine months ended October 31, 2012.

In January 2011, we entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, our Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS provides us with office to serve as our corporate headquarters and communications office space at its address in La Cañada, California, and provides us with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with our auditors and our financial statement preparers. We pay ICS a monthly fee of $6,000 for these services. Our agreement with ICS became effective January 1, 2011, and ran for an initial term of 12 months. This agreement was extended by the parties for an additional 12 months beginning January 1, 2012.  It may be further extended or terminated by the parties upon 60 days prior notice. We incurred $72,000 and $6,000 in management fees for the years ended January 31, 2012 and 2011, respectively, which were included as a component of our general and administrative expenses. Additionally, we reimbursed ICS for the expenses related to the services provided of $9,291 and $0 for the years ended January 31, 2012 and 2011, respectively. As of January 31, 2012 and 2011, the outstanding payable to ICS was $0 and $6,000, respectively.  Other than Mr. Duggan who is the Vice President of ICS but owns no stock in ICS, none of our shareholders is affiliated with ICS.

Effective June 6, 2011, we entered into an independent contractor consulting agreement with Michael Baybak, a beneficial holder of more than 5% of our outstanding common stock, pursuant to which we agreed to pay to Mr. Baybak $6,000 per month for 24 months beginning June 6, 2011. Mr. Baybak provides us with consulting advice with respect to the management of our mining and exploration operations.  We incurred $48,000 in consulting fees related to this agreement for the year ended January 31, 2012, which were included as a component of general and administrative expenses. During the year ended January 31, 2011, we incurred a total of $13,819 for certain acquisition-related consulting and marketing services provided by Mr. Baybak.  As of January 31, 2012, the outstanding payable to Mr. Baybak was $0.

Mr. Baybak owns and operates a Florida-based consulting firm, Michael Baybak & Co., Inc., which specializes in corporate communications and management consulting services to North American resource exploration and development companies in both the US and Canada. Over the past 34 years, Mr. Baybak has had extensive experience in advising all categories of such companies with respect to corporate communications and marketing, professional personnel development, and best management practices.  Although not a professional geologist by training, Mr. Baybak has worked extensively with professional geologists on a significant number of projects, assisting them with, among other things, understanding and meeting compliance and disclosure requirements mandated by US and Canadian disclosure laws. He is a graduate of Columbia University and attended Yale Law School.

Loans to the Company

On September 9, 2009, each of Michael Baybak, James Davidson, Barry Honig and Gottbetter Capital Group, Inc. lent us $2,500, for an aggregate of $10,000, for working capital purposes. These unsecured loans carried no interest and were due on September 9, 2010.

On December 10, 2009, each of Michael Baybak, James Davidson, Barry Honig and Gottbetter Capital Group, Inc. lent us $2,500, for an aggregate of $10,000, for working capital purposes. These unsecured loans carried an interest rate of ten percent (10%) per annum and were due on December 9, 2010.

In March 2010, in exchange for working capital loans to us, we issued unsecured promissory notes in the amount of $3,000 to each of Michael Baybak, James Davidson and Barry Honig, and in the amount of $2,500 to Gottbetter Capital Group, Inc. These notes carried an interest rate of ten percent (10%) per annum and were due in March 2011, one year from the issue date.

All of the notes and loans referenced above were amended to require their mandatory conversion on the initial closing of our 2010/2011 Private Placement and were so converted on December 22, 2010 at a price of $0.025 per share into an aggregate of 1,260,000 shares of our common stock (320,000 shares to each of Messrs. Baybak, Davidson and Honig and 300,000 shares to Gottbetter Capital Group, Inc.). Interest on the December 10, 2009 notes and on the March 10, 2010 notes was forgiven as part of the conversion amendment.

On June 16, 2010, in exchange for a working capital loans to us, we issued an additional unsecured promissory note in the amount of $10,000 to Gottbetter & Partners, LLP. This note carried an interest rate of ten percent (10%) per annum and was due on June 15, 2011. On September 16, 2010, this note was modified whereby the interest rate was reduced to zero and the term of the loan was revised to September 15, 2011. In addition, a conversion option was added whereby the note was convertible at the holder’s option at $0.03 and mandatorily convertible at a lower rate of $0.025 upon the initial closing of our 2010/2011 private placement. Also on September 16, 2010, we issued an additional unsecured promissory note in the amount of $5,000 to Gottbetter & Partners, LLP, although the $5,000 loan was not received by us until December 22, 2010. This note carried no interest and was due on September 15, 2011 unless earlier converted on an optional basis at $0.03 per share or on a mandatory basis at a price of $0.025 per share on the initial closing of our 2010/2011 Private Placement. These two notes were converted on the initial closing of our 2010/2011 Private Placement on December 22, 2010 into 600,000 shares of our common stock.

On September 15, 2010, in exchange for working capital loans to us, we issued additional unsecured promissory notes in the amount of $15,000 to each of Michael Baybak, James Davidson and Barry Honig. These notes carried no interest and were due on September 15, 2011 unless earlier converted on an optional basis at $0.03 per share or on a mandatory basis at a price of $0.025 per share on the initial closing of our 2010/2011 Private Placement. These notes were converted on the initial closing of our 2010/2011 Private Placement on December 22, 2010 into an aggregate of 1,800,000 shares of our common stock (600,000 shares to each of Messrs. Baybak, Davidson and Honig).

Michael Baybak is a beneficial owner of more than five percent (5%) of our common stock and is a consultant to us. Barry Honig is a beneficial owner of more than five percent (5%) of our common stock. James Davidson is our Chief Executive Officer and our sole director. Gottbetter & Partners, LLP is a beneficial owner of more than five percent (5%) of our common stock and our legal counsel. Gottbetter & Partners, LLP and Gottbetter Capital Group, Inc. are both owned by Adam S. Gottbetter.

Gain on Forgiveness of Related Party Debt

We recorded a $157,291 net gain on forgiveness of related party debt as additional paid-in capital during the year ended January 31, 2011. The total net gain amount included a $1,511 forgiven accrued interest on the $31,500 in loans, discussed above, and a $157,665 gain on forgiven accounts payable to Gottbetter & Partners, LLP for the past services. The total gain of $159,176 was offset by a $1,885 loss on the extinguishment of debt related to one of the convertible notes to Gottbetter & Partners, LLP, discussed above. We did not have forgiven debt in the year ended January 31, 2012.

Securities Purchases and Issuances

Baybak Family Partners, Ltd. purchased 8,000,000 units (including Series A Preferred Stock instead of common stock) in our 2010/2011 Private Placement for an aggregate investment of $200,000. Michael Baybak has voting and investment power with respect to the shares owned by Baybak Family Partners, Ltd.

GRQ Consultants, Inc. 401K purchased 6,000,000 units (including Series A Preferred Stock instead of common stock) in our 2010/2011 Private Placement for an aggregate investment of $150,000. Barry Honig has voting and investment power with respect to the shares owned by GRQ Consultants, Inc. 401K.

Gottbetter & Partners, LLP purchased 8,000,000 units (including Series A Preferred Stock instead of common stock) in our 2010/2011 Private Placement for an aggregate investment of $200,000. Adam S. Gottbetter has voting and investment power with respect to the shares owned by Gottbetter & Partners, LLP.

On March 16, 2012, we closed a private placement offering, pursuant to which we sold 4,250,000 Units of our securities for gross proceeds of $170,000, at an offering price of $0.04 per Unit (the March 2012 Unit Offering”). Each of these Units consisted of one share of our common stock and a warrant to purchase one-half share of our common stock at an exercise price of $0.06 per whole share. These warrants are exercisable for twenty four (24) months from the date of issuance. Barry Honig purchased 750,000 of the units in the March 2012 Unit Offering for an aggregate investment of $30,000. Gottbetter & Partners, LLP purchased 750,000 of the units in the March 2012 Unit Offering for an aggregate investment of $30,000.

In connection with and at the time of the Cromwell Merger, we issued 31,000,000 shares of our common stock to James Davidson, our Chief Executive Officer, in repayment of $31,000 of cash advances to us, and expenses incurred on behalf of us, by Mr. Davidson. On December 22, 2010, we repurchased and cancelled 13,000,000 of those shares from Mr. Davidson at a price of $13,000.

In December 2010, we issued 500,000 shares of our restricted common stock, fair valued at $12,500, to Gottbetter & Partners, LLP for services provided to us by that service provider in 2007 and 2008.

In January 2011, we entered into a consulting agreement with Melechdavid, Inc., our stockholder. Melechdavid, Inc. provided consulting services related to our business development and corporate finance for a term of 90 days, commencing on January 18, 2011. In February 2011, in consideration of provided services, we issued 500,000 shares of our restricted common stock to Melechdavid, Inc. and recorded the $10,555 and $1,945 of stock-based compensation expense for services provided to us in the years ended January 31, 2012 and 2011.

Other than as disclosed immediately above, there have been no transactions since the beginning of our last fiscal year, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger and Reorganization dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp. (1)
3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (2)
3.2	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 9, 2009 (3)
3.3	10.3	Certificate of Designation of Series A Convertible Preferred Stock as filed with the Nevada Secretary of State on December 23, 2010 (4)
3.4	10.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 30, 2010 (5)
3.5	3.2	By-Laws of Registrant (6)

4.1	10.17	Form of Investor Warrant dated July 11, 2007, for purchase of Registrant’s common stock (expired) (1)

4.2	10.3	Reversal Loan Promissory Note dated August 8, 2007 between the Registrant and Cromwell Uranium Holdings, Inc. (7)
4.3	4.3	Form of 0% Promissory Note of the Registrant dated September 9, 2009, with Investor Schedule (17)

Exhibit No.	SEC Report Reference Number	Description
4.4	4.4	Form of 10% Promissory Note of the Registrant dated December 10, 2009, with Investor Schedule (17)

4.5	4.5	Form of 10% Promissory Note of the Registrant dated March 22, 2010, with Investor Schedule (17)
4.6	4.6	Form of 0% Convertible Promissory Note of the Registrant dated September 16, 2010, with Investor Schedule (17)

4.7	4.7	Form of Investor Warrant Dated December, 2010 for purchase of Registrant’s common stock, with Schedule of Investors (17)
4.8	4.8	Form of Investor Warrant Dated March 16, 2012 for purchase of Registrant’s common stock, with Schedule of Investors (17)

5.1	5.1	Opinion of Erwin & Thompson LLP (17)
10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007, as amended December 21, 2010 (12)
10.2	10.2	Form of 2007 Stock Option Plan Option Agreement, with Schedule of Option Recipients (17)
10.3	10.15	Registration Rights Agreement dated July 11, 2007 among Registrant and the persons named therein (1)
10.4	10.1	Reversal Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (2)
10.5	10.2	Reversal Loan and Control Share Pledge and Security Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (2)
10.6	10.1	Restricted Stock Purchase Agreement dated November 12, 2007 between the Registrant and James D. Davidson (9)

10.8	10.8	Form of 12 month 0% Promissory Note Loan Agreement dated September __. 2009 by and among the Registrant and the Lenders named therein, with Schedule of Lenders (17)

Exhibit No.	SEC Report Reference Number	Description
10.9	10.9	Form of 12 month 10% Promissory Note Loan Agreements dated December __. 2009 and March __, 2010 by and among the Registrant and the Lenders named therein, with Schedule of Lenders (17)
10.10	10.10	Form of 12 month 0% Convertible Promissory Note Loan Agreement dated September __, 2010 by and among the Registrant and the Lenders named therein, with Schedule of Lenders (17)

10.11	10.11	Form of Amendment to Promissory Notes Agreement dated October 29, 2010 by and among the Registrant and the Lenders named therein, with chedule of Amendments (17)

10.12	10.12	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s common stock, with Schedule of Purchasers (17)
10.13	10.13	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s Series A preferred Stock, with Schedule of Purchasers (17)
10.14	10.5	Subscription Agreement Addendum of the Registrant dated December 22, 2010 (4)
10.15	10.15	Share Cancellation Agreement dated December 22, 2010 between the Registrant and James D. Davidson (12)
10.16	10.16	Consulting Agreement dated October 15, 2010 between the Registrant and Edward Karr (12)
10.17	10.17	Settlement Agreement dated December 15, 2010 between the Registrant and Gottbetter & Partners, LLP (12)
10.18	10.18	Administrative Services Agreement dated January 1, 2011 between the Registrant and Incorporated Communications Services (12)
10.19	10.19	Consulting Agreement dated January 17, 2011 between the Registrant and George Duggan (12)
10.20	10.20	Consulting Agreement dated January 18, 2011 between the Registrant and Melechdavid Inc. (16)
10.21	10.21	Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (12)

Exhibit No.	SEC Report Reference Number	Description
10.22	10.22	Property Option Agreement dated February 11, 2011 among the Registrant, Mexivada Mining Corp. and the other parties named therein (12)
10.22A	10.22	Binding Offer Letter Agreement between the Registrant and Mexivada Mining Corp. dated October 5, 2010, as amended November 21, 2010 (Schedule B to Exhibit 10.22) (12)

10.23	10.23	Surface Rights Agreement dated May 2011 (English translation) (16)

10.24	10.24	Amendment dated June 6, 2011 to Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (13)
10.25	10.25	Consulting Agreement dated June 6, 2011 between the Registrant and Michael Baybak (13)
10.26	10.26	Airborne Geophysical Survey Agreement dated November 4, 2011 between the Registrant and MPX Geophysics Ltd., with Schedules (15)
10.27	10.27	Agreement dated March 19, 2012 by and between the Registrant and American Strategic Minerals Corporation (15)

10.27A	10.27A	Agreement dated March 19, 2012 by and between the Registrant and American Strategic Minerals Corporation (executed copy) (16)

10.28	10.28	Form of March 2012 Unit Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers, with Schedule of Purchasers (17)

14.1	14.1	Code of Ethics (1)
16.1	16.1	Letter from Davis Accounting Group, P.C., dated July 8, 2010 to the SEC regarding statements included in Form 8-K (11)
21	21	List of Subsidiaries (12)

23.1	23.1	Letter of Consent from Independent Registered Public Accounting Firm, MaloneBailey, LLP (14)

Exhibit No.	SEC Report Reference Number	Description
23.2	23.2	Letter of Consent from Erwin & Thompson LLP (included in Exhibit 5.1) (17)
31.1/31.2	*	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	*	XBRL Instance Document***

101.SCH	*	XBRL Taxonomy Extension Schema Document***

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

** This XBRL exhibit is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

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

(14)	Filed with the SEC on February 10, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1, which exhibit is incorporated herein by reference.

(15)	Filed with the SEC on December 26, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1, Amendment No. 3, which exhibit is incorporated herein by reference.

(16)	Filed with the SEC on February 12, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1, Amendment No. 4, which exhibit is incorporated herein by reference.

(17)	Filed with the SEC on March 8, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1, Amendment No. 5, which exhibit is incorporated herein by reference.

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

CALIFORNIA GOLD CORP.

Dated: March 14, 2013	By:	/s/ James D. Davidson
James D. Davidson, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James D. Davidson	Director	March 14, 2013
James D. Davidson

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

Mineral Rights, Exploration and Development Costs

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. As of January 31, 2012 and 2011, the Company capitalized $47,500 and $20,000, respectively, of costs to acquire an interest in mineral rights related to the AuroTellurio Property (Note 3).

Under U.S. GAAP, all mineral exploration expenditures associated with efforts to search for and establish mineral reserves are expensed as incurred. Costs to acquire properties are capitalized. Mine development costs incurred to construct the infrastructure necessary to extract the reserves and prepare the mine for production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. During the years ended January 31, 2012 and 2011, the Company recorded $355,653 and $52,452 of mineral exploration and development expenditures, respectively. These expenditures were expensed as incurred and recorded as mineral property expenses in the Company’s consolidated statements of expenses.

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

The Company will earn a twenty (20%) vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement by investing $750,000 in an exploration program by August 4, 2012 and up to an additional sixty (60%) interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program by August 4th of each of the following three years, or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement. Each 20% interest will vest earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled. As of January 31, 2012, none of the 20% interests have been yet vested. See Note 12 for all of the Company’s commitments under the AuroTellurio Option Agreement.

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

In exchange, the Company received from Mexivada four fully executed title deeds, each transferring to the Company a 20% interest in the La Viuda Concessions comprising the AuroTellurio Property, to be held in escrow by the Company's counsel until fully vested in accordance with their terms. If the Company defaults on its commitments under the AuroTellurio Option Agreement or otherwise determines not to proceed with the acquisition of the AuroTellurio Property, all unvested interests and related title deeds in the AuroTellurio Property will be returned to Mexivada.

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

Additionally, the Company incurred consulting expenses with one of its stockholders, which provided the Company with regular and customary capital markets and corporate finance consulting advice. The Company paid $0 and $11,783 in consulting fees during the years ended January 31, 2012 and 2011. The $11,783 fees were recorded as a prepaid expense in the Company’s consolidated balance sheets as of January 31, 2011.

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

Securities Purchases and Issuances

Baybak Family Partners, Ltd. purchased 8,000,000 units (including Series A Preferred Stock instead of common stock) in the Company’s 2010/2011 Private Placement for an aggregate investment of $200,000. Michael Baybak, the Company’s stockholder, has voting and investment power with respect to the shares owned by Baybak Family Partners, Ltd.

GRQ Consultants, Inc. 401K purchased 6,000,000 units (including Series A Preferred Stock instead of common stock) in the Company’s 2010/2011 Private Placement for an aggregate investment of $150,000. Barry Honig, the Company’s stockholder, has voting and investment power with respect to the shares owned by GRQ Consultants, Inc. 401K.

Gottbetter & Partners, LLP, the Company’s stockholder, purchased 8,000,000 units (including Series A Preferred Stock instead of common stock) in the Company’s 2010/2011 Private Placement for an aggregate investment of $200,000.

In connection with the terms of the 2007 Cromwell merger, and cancellation and reversal of the merger, an officer and director of the Company made advances to, and incurred expenses on behalf of the Company of $31,000. The Company reimbursed this officer by issuing 31,000,000 shares.  On December 22, 2010, the Company repurchased and cancelled 13,000,000 of those shares from its officer at a price of $13,000.

In December 2010, the Company issued 500,000 shares of its restricted common stock, fair valued at $12,500, to its stockholder for legal services provided to the Company, which was recorded as the stock-based compensation expense in the general and administrative expenses on the consolidated statements of operations during the year ended January 31, 2011.

In January 2011, the Company entered into a consulting agreement with one of the Company’s stockholders, which provided consulting services related to the Company’s business development and corporate finance for a term of 90 days, commencing on January 18, 2011. In February 2011, in consideration of provided services, the Company issued 500,000 shares of its restricted common stock to this stockholder and recorded the $10,555 and $1,945 of stock-based compensation expense for services provided to the Company in the years ended January 31, 2012 and 2011. The stock-based compensation expense was included as a component of general and administrative expenses in the Company’s consolidated statements of expenses.

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

The following is a summary of the assumptions used in the Black-Scholes option pricing model to estimate the fair value of the warrants as of balance sheet dates at January 31, 2012 and January 31, 2011, respectively:

	January 31, 2012	January 31, 2011

Common stock issuable upon exercise of warrants	38,739,129	30,739,129
Market price of the Company’s common stock on the measurement dates	$0.064	$0.087
Exercise price	$0.125	$0.125
Risk free interest rate range (1)	0.08-0.13%	0.42%
Dividend yield	0.00%	0.00%
Volatility	288.34%	266.74%
Expected exercise term in years	0.39-0.95	1.40

(1)	The risk-free interest rate was determined by management using the 6-month and 1-year Treasury Bill as of January 31, 2012 and the average of 1 and 2 years Treasury Bill as of January 31, 2011.

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

