Form 10-K/A
period 2012-01-31
CALIFORNIA GOLD CORP.
filed 2013-04-15
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K (“Amended Form 10-K”) of California Gold Corp. amends our Annual Report on Form 10-K for the year ended January 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on May 2, 2012 (the “Original Form 10-K”).  This Amended Form 10-K is being filed solely to comply with comments issued by the staff of the Securities and Exchange Commission (the “SEC”) in connection with the review of our registration statement on Form S-1filed with the SEC. Specifically, we have made changes to Part I, Item II with respect to our headquarter offices; Part II, Item 5, Recent Sales of Unregistered Securities; Part III, Item 10 adding back the biography of David Rector; Part III, Item 12, note 13 disclosure; and Signature Page disclosure.

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

General

Our corporate headquarters are located at 4515 Ocean View Blvd., Suite 305, La Cañada, CA 91011 at the offices of Incorporated Communications Services. George Duggan, our Chief Operations Officer, is the Vice President of ICS.

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

In the year ended January 31, 2012, we completed our 2010/2011 Private Placement, pursuant to which we sold additional 13,000,000 Units in a closing on June 15, 2012 and an additional 3,000,000 Units in a final closing on July 15, 2012, for an aggregate of 16,000,000 sold in the 2012 fiscal year. Each of these Units consisted of one share of our common stock and an 18-month warrant to purchase one-half share of our common stock at an exercise price of $0.125 per whole share. As of February 1, 2012, we amended the terms of these warrants issued during the 2010/2011 Private Placement such that (i) their term has been extended by six months and (ii) one half of them (19,369,565) retain the exercise price of $0.125 per share and one half (19,369,564) have an exercise price of $0.05 per share. Those warrants exercisable at $0.125 per share have been adjusted to reflect anti-dilution provisions and to yield 20,176,630 shares exercisable at $0.12 per share.

None of the two closing discussed in the paragraph above involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of the Units in these closings were deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation S promulgated thereunder and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates issued in such transactions. All purchasers of our securities were accredited or sophisticated persons, or were non-U.S. persons, and had adequate access, through employment, business or other relationships, to information about us.

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

Mr. Rector obtained his Bachelor’s Degree in Business Administration from Murray State University in 1969.

Because of Mr. Rector’s specific experience in, and knowledge of, the mining sector, and his experience as a director of several public companies, we concluded that Mr. Davidson should serve as a director of the Company. During his tenure as a director, Mr. Davidson devoted approximately 5 hours per week to our business.

Mr. Rector resigned from our Board of Directors on May 4, 2012.

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

57

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

(8)	Includes 1,300,000 shares of our common stock held by Gottbetter Capital Group, Inc. Adam Gottbetter has voting and investment power with respect to the shares owned by Gottbetter Capital Group, Inc. and by Gottbetter & Partners, LLP (“G&P”). Includes 3,731,916 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by G&P. Does not include (a) 643,084 shares of our common stock issuable upon the exercise of warrants held by G&P, which warrants contain a customary 9.9% blocker provision and, thus, are not exercisable within 60 days, and (b) 8,000,000 shares of our common stock issuable upon the conversion of 8,000,000 shares of our Series A Preferred Stock held by G&P, which preferred shares also contain a 9.9% blocker and, thus, are not convertible within 60 days.

(9)	Includes 2,650,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. Mr. Guy-Philippe Bertin exercises investment control with respect to these shares.

(10)	Includes 5,000,000 outstanding shares and 2,500,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by Dragon Equities Limited ("Dragon"). Fuad Sillem exercises investment control with respect to the shares held by Dragon. Includes 1,000,000 outstanding shares and 500,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by Fuad Sillem directly.

(11)	Includes 2,000,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. Shaye Hirsch exercises investment control with respect to these shares.

(12)	Includes 2,000,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. Jean-Francois Campos is the Director of the Dharma Fund PCC Liited and, as such, exercises investment control with respect to these shares.

(13)	Includes 2,000,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. E&P Fund Limited is an open-end investment company domiciled in the Cayman Islands. Christian Naville and Oliver Couriol have the power to vote and dispose of the shares being registered on behalf of E and P Fund Ltd..

(14)	Includes 2,375,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger and Reorganization dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp. (1)

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (2)

3.2	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 9, 2009 (3)

3.3	10.3	Certificate of Designation of Series A Convertible Preferred Stock as filed with the Nevada Secretary of State on December 23, 2010 (4)

3.4	10.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 30, 2010 (5)

3.5	3.2	By-Laws of Registrant (6)

4.1	10.17	Form of Investor Warrant dated July 11, 2007, for purchase of Registrant’s common stock (expired) (1)

4.2	10.3	Reversal Loan Promissory Note dated August 8, 2007 between the Registrant and Cromwell Uranium Holdings, Inc. (7)

4.3	4.3	Form of 0% Promissory Note of the Registrant dated September 9, 2009, with Investor Schedule (17)

Exhibit No.	SEC Report Reference Number	Description
4.4	4.4	Form of 10% Promissory Note of the Registrant dated December 10, 2009, with Investor Schedule (17)

4.5	4.5	Form of 10% Promissory Note of the Registrant dated March 22, 2010, with Investor Schedule (17)

4.6	4.6	Form of 0% Convertible Promissory Note of the Registrant dated September 16, 2010, with Investor Schedule (17)

4.7	4.7	Form of Investor Warrant Dated December, 2010 for purchase of Registrant’s common stock, with Schedule of Investors (17)

4.8	4.8	Form of Investor Warrant Dated March 16, 2012 for purchase of Registrant’s common stock, with Schedule of Investors (17)

5.1	5.1	Opinion of Erwin & Thompson LLP (17)

10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007, as amended December 21, 2010 (12)

10.2	10.2	Form of 2007 Stock Option Plan Option Agreement, with Schedule of Option Recipients (17)

10.3	10.15	Registration Rights Agreement dated July 11, 2007 among Registrant and the persons named therein (1)

10.4	10.1	Reversal Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (2)

10.5	10.2	Reversal Loan and Control Share Pledge and Security Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (2)

10.6	10.1	Restricted Stock Purchase Agreement dated November 12, 2007 between the Registrant and James D. Davidson (9)

10.8	10.8	Form of 12 month 0% Promissory Note Loan Agreement dated September __. 2009 by and among the Registrant and the Lenders named therein, with Schedule of Lenders (17)

Exhibit No.	SEC Report Reference Number	Description
10.9	10.9	Form of 12 month 10% Promissory Note Loan Agreements dated December __. 2009 and March __, 2010 by and among the Registrant and the Lenders named therein, with Schedule of Lenders (17)

10.10	10.10	Form of 12 month 0% Convertible Promissory Note Loan Agreement dated September __, 2010 by and among the Registrant and the Lenders named therein, with Schedule of Lenders (17)

10.11	10.11	Form of Amendment to Promissory Notes Agreement dated October 29, 2010 by and among the Registrant and the Lenders named therein, with chedule of Amendments (17)

10.12	10.12	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s common stock, with Schedule of Purchasers (17)

10.13	10.13	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s Series A preferred Stock, with Schedule of Purchasers (17)

10.14	10.5	Subscription Agreement Addendum of the Registrant dated December 22, 2010 (4)

10.15	10.15	Share Cancellation Agreement dated December 22, 2010 between the Registrant and James D. Davidson (12)

10.16	10.16	Consulting Agreement dated October 15, 2010 between the Registrant and Edward Karr (12)

10.17	10.17	Settlement Agreement dated December 15, 2010 between the Registrant and Gottbetter & Partners, LLP (12)

10.18	10.18	Administrative Services Agreement dated January 1, 2011 between the Registrant and Incorporated Communications Services (12)

10.19	10.19	Consulting Agreement dated January 17, 2011 between the Registrant and George Duggan (12)

10.20	10.20	Consulting Agreement dated January 18, 2011 between the Registrant and Melechdavid Inc. (16)

10.21	10.21	Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (12)

Exhibit No.	SEC Report Reference Number	Description
10.22	10.22	Property Option Agreement dated February 11, 2011 among the Registrant, Mexivada Mining Corp. and the other parties named therein (12)

10.22A	10.22	Binding Offer Letter Agreement between the Registrant and Mexivada Mining Corp. dated October 5, 2010, as amended November 21, 2010 (Schedule B to Exhibit 10.22) (12)

10.23	10.23	Surface Rights Agreement dated May 2011 (English translation) (16)

10.24	10.24	Amendment dated June 6, 2011 to Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (13)

10.25	10.25	Consulting Agreement dated June 6, 2011 between the Registrant and Michael Baybak (13)

10.26	10.26	Airborne Geophysical Survey Agreement dated November 4, 2011 between the Registrant and MPX Geophysics Ltd., with Schedules (15)

10.27	10.27	Agreement dated March 19, 2012 by and between the Registrant and American Strategic Minerals Corporation (15)

10.27A	10.27A	Agreement dated March 19, 2012 by and between the Registrant and American Strategic Minerals Corporation (executed copy) (16)

10.28	10.28	Form of March 2012 Unit Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers, with Schedule of Purchasers (17)

14.1	14.1	Code of Ethics (1)

16.1	16.1	Letter from Davis Accounting Group, P.C., dated July 8, 2010 to the SEC regarding statements included in Form 8-K (11)

21	21	List of Subsidiaries (12)

23.1	23.1	Letter of Consent from Independent Registered Public Accounting Firm, MaloneBailey, LLP (14)

Exhibit No.	SEC Report Reference Number	Description
23.2	23.2	Letter of Consent from Erwin & Thompson LLP (included in Exhibit 5.1) (17)

31.1/31.2	*	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	101.INS	XBRL Instance Document***(18)

101.SCH	101.SCH	XBRL Taxonomy Extension Schema Document***(18)

101.CAL	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***(18)

101.DEF	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***(18)

101.LAB	101.LAB	XBRL Taxonomy Extension Label Linkbase Document***(18)

101.PRE	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***(18)

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

*** This XBRL exhibit is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

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

(14)	Filed with the SEC on February 10, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1, which exhibit is incorporated herein by reference.

(15)	Filed with the SEC on December 26, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1, Amendment No. 3, which exhibit is incorporated herein by reference.

(16)	Filed with the SEC on February 12, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1, Amendment No. 4, which exhibit is incorporated herein by reference.

(17)	Filed with the SEC on March 8, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1, Amendment No. 5, which exhibit is incorporated herein by reference.

(18)	Filed with the SEC on March 15, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K, Amendment No. 2, which exhibit is incorporated herein by reference.

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

CALIFORNIA GOLD CORP.

Dated: April 15, 2013	By:	/s/ James D. Davidson
James D. Davidson, President, Chief Executive Officer and Chief Financial Officer (principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James D. Davidson	Director	April 15, 2013
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

