Form 10-K
period 2013-01-31
CALIFORNIA GOLD CORP.
filed 2013-05-07
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: January 31, 2013

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

Yes ☐   No ☒

As of July 31, 2012, there were 109,451,260 shares of the registrant’s common equity outstanding. On July 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, 85,376,260 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $5,549,457, based on the last sale price of $0.065 per share of the common stock on August 1, 2012. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

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

1. US Geological Survey, Mineral Commodity Summaries, January 2011.

2. For 2006, the price listed was the average price published by Mining Journal for United Kingdom lump and powder, 99.95% tellurium. In 2010, the price listed was the average price published by Metal-Pages for 99.95% tellurium.

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

We have not generated any revenues from operations. Our net income for the fiscal year ended January 31, 2013 totaled $289,469 and was due to a large gain from hedging activities offsetting our operating expenses. Our net loss for the fiscal year ended 2012 totaled $262,818.  Cumulative losses since inception to January 31, 2013 totaled $2,832,452. We have incurred significant losses in the past and we will likely continue to incur losses in the future unless our exploration program proves successful. Even if our exploration program identifies tellurium, gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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
23

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 322,000,000 shares of capital stock, par value $0.001 per share, consisting of 300,000,000 shares of common stock and 22,000,000 shares of preferred stock, with the preferences and rights determined by our Board of Directors. As of April 29, 2013, there were 115,201,260 shares of our common stock and 22,000,000 shares of our preferred stock outstanding. As April 29, 2013, there were 22,000,000 shares our common stock reserved for issuance upon conversion of our Series A Preferred Stock (defined below), 16,000,000 shares of our common stock reserved for issuance under our 2007 Stock Option Plan (the “2007 Plan”) and 38,739,129 shares reserved for issuance upon the exercise of warrants issued from December 2010 through July 2011 (the “2010/2011 Warrants”).

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

Period	High	Low

Fiscal Year Ending January 31, 2013
First Quarter	$.12	$.02
Second Quarter	.033	.011
Third Quarter	.05	.009
Fourth Quarter	.017	.0014

Fiscal Year Ending January 31, 2012
First Quarter	$.144	.035
Second Quarter	.10	.06
Third Quarter	.08	.042
Fourth Quarter	.064	.015

On May 7, 2013, there were 115,201,260 shares of our common stock outstanding, 22,000,000 shares of our Series A Preferred Stock outstanding and warrants outstanding exercisable for a total of 41,671,195 shares of our common stock.

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

The following table provides information as of January 31, 2013, with respect to the shares of common stock that may be issued under our existing equity compensation plan:

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

Holders

On April 29, 2013, we had 115,201,260 shares of our common stock issued and outstanding held by 46 shareholders of record, and 22,000,000 shares of our Series A Preferred Stock held by three (3) shareholders.

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

Under the terms of the AuroTellurio Option Agreement, we will acquire up to an 80% legal and beneficial ownership interest in the AuroTellurio Property by, in addition to making certain cash payments and share issuances to Mexivada (as discussed above), incurring up to $3,000,000 in cumulative exploration expenditures on the Property over a four year period at an annual investment rate of at least $750,000 per year. We will earn a 20% vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement by investing $750,000 in an exploration program and up to an additional 60% interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program in each of the following three years, or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement. Each 20% interest will vest earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled.

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

Recent Developments

Vesting of First 20% Interest in the La Viuda Concessions

On August 10, 2012, we made a payment to Mexivada of $40,000 and on August 28, 2012, we issued to Mexivada 250,000 shares of our restricted common stock. Having met all the required conditions for the vesting of the first 20% interest in the La Viuda Concessions under the AuroTellurio Option Agreement, including the required exploration program expenditure of $750,000, the first 20% interest in the La Viuda Concessions vested in us as of August 28, 2012. Although the terms of the Aurotellurio Option Agreement required that all conditions for the vesting of the first 20% interest in the AuroTellurio Property were to be met by the one year anniversary of the First Closing, that is, by August 4, 2012, Mexivada agreed to extend this deadline to August 28, 2012. We have made the appropriate filings with the Ministry of Mines in Mexico recording this 20% interest in our name.

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

The AuroTellurio Property Exploration Program

As of the date hereof, we have expended an aggregate of $605,000 in exploration program costs towards the second 20% interest. Approximately $339,000 of this amount has already been approved by Mexivada as exploration expenses to be counted towards the second 20% interest in the La Viuda Concessions. We expect that the balance of exploration expenses to be applied towards the second 20% interest in the La Viuda Concessions not yet approved by Mexivada will be so approved at or prior to the time we notify Mexivada that we have completed all requirements for the vesting of the second 20% interest, including the required exploration program expenditure of $750,000, and that we intend to exercise our option for the second 20% interest.

We have completed the majority of Phase 1 of our exploration program including mapping, trenching and sampling programs as well as gravity and magnetic geophysical surveys at the AuroTellurio Property.  We have renewed our surface rights agreement with the land owner in Moctezuma, where the La Viuda Concessions are located, to allow us to conduct our exploration of the La Viuda Concessions through May 16, 201, and we have the option to further renew this agreement for an additional year. Our Phase I exploration activities have enabled us to delineate two primary drilling areas on the Property. We anticipate that that we will need approximately $350,000 for our Phase I drilling program at the La Viuda Concessions which, subject to raising the required funds, we expect to begin later in 2013. There can be no assurance, however, that we will be successful in raising the required drilling program funds. If we are unable to raise these funds, we will not be able to proceed with our Phase I drilling program and our entire investment in the AuroTellurio project and future business prospects will be jeopardized.

Results of Operations

Fiscal Years Ended January 31, 2013 and 2012

We are still in our exploration stage and have generated no revenues to date.

Our operating expenses remained flat and totaled $1,302,303 and $1,297,582 for the years ended January 31, 2013 and 2012, respectively. General and administrative expenses increased from $940,985 in the fiscal year ended January 31, 2012 to $1,066,824 in the fiscal year ended January 31, 2013, or 13%, primarily due to stock-based compensation expense attributable to option awards granted to purchase 11,000,000 shares of the Company’s common stock to its employees and outside consultants.

We recorded non-operating income of $1,591,772 in the year ended January 31, 2013, compared to non-operating income of $1,034,764 in the year ended January 31, 2012. The increase of $557,008 over the prior year was primarily due to an increase in unrealized gain on derivative instruments related to the issuance of the 2010 and 2011 warrants as a result of the private placement offerings completed in December 2010 and January, April, June and July 2011. For the year ended January 31, 2013, we recorded a $1,591,424 unrealized gain on derivative instruments relating to the issuance of the 2010 and 2011 warrants as a result of the private placement offerings completed in December 2010 and January 2011.

We had net income of $289,469 for year ended January 31, 2013 and a net loss of $262,818 for the year ended January 31, 2012.

We have generated no revenues, and our net operating loss from inception through January 31, 2013 was $2,832,452.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of January 31, 2013 was $259,200 compared to $828,181 as of January 31, 2012.

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

On December 19, 2012, our Board of Directors resolved to further amend the provisions of the warrants issued in the 2010/2011 Private Placement such that, effective as of December 19, 2012, (i) the term of each of the warrants has been extended for an additional three years and (ii) the exercise price of the warrants shall be reduced to $0.03 per whole share through the third year, $0.04 per whole share through the fourth year and $0.05 per whole share through the fifth year.

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

As a result of the 2010/2011 Private Placement, we have had sufficient funds to meet our first year requirements under the AuroTellurio Agreement, including the requirement that we invest $750,000 in the exploration program by August 4, 2012.  If we determine to proceed with the exploration of the AuroTellurio Property after the first year, we will be required under the terms of the AuroTellurio Agreement to invest an additional $750,000 in the exploration program per year for each of the following three years. We will also be required to pay Mexivada $40,000 upon the first anniversary of the First Closing, $50,000 upon the second anniversary of the First Closing, $70,000 upon the third anniversary of the First Closing, and $100,000 upon the fourth anniversary of the First Closing, for a total of $290,000. We will also need additional funds for working capital purposes. We do not have this capital at this time and we will have to raise these amounts, plus additional amounts for general working capital purposes, in the capital markets.

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

Phase I Drilling Program Needs

We have determined to proceed with the exploration of the AuroTellurio Property into the second year, for the second 20% interest in the La Viuda Concessions. Most immediately, we will need to raise at least $350,000 to begin and fund our AuroTellurio Phase I drilling program. We currently do not have sufficient capital to finance this drilling program.

We have filed a registration statement with the SEC to register for sale 100,000,000 shares of our common stock at an offering price of $0.005 per share. This registration statement has not yet been declared effective by the SEC. If and when the registration statement is declared effective, there is no minimum number of shares of our common stock that we must sell and no guarantee that we will be able to sell any of these shares.

As indicated above, we anticipate that that we will need approximately $350,000 for our Phase I drilling program at the La Viuda Concessions. If we sell at least 75% of the 100,000,000 shares we expect to be offering pursuant to the prospectus contained within the registration statement, we will use the net proceeds of the offering for our drilling program with any excess funds (at the 100% level only) to be used for corporate overhead expenses. At the 75% level, no net proceeds of this offering would be available for corporate overhead and at both the 75% and 100% levels, net corporate overhead expenses would be paid out of existing capital reserves. Should we sell less than 75% of the 100,000,000 shares we expect to be offering pursuant to the prospectus, we will not have sufficient funds to begin our 2013 Phase I drilling program and we will use any net proceeds for corporate overhead purposes, with a reserve for remediation costs.

We are calculating a monthly overhead cost, at a reduced level of operations, of approximately $25,000 per month. Under the 25% scenario we would have sufficient net funds from the offering to support this overhead burn rate for approximately two months, while under the 50% scenario, we would have overhead funds from the offering sufficient for approximately seven months. We estimate environmental remediation costs of $15,000 if we are forced due to lack of funds to terminate our AuroTellurio exploration project prior to beginning our Phase I drilling program and $80,000 if we determine to terminate our exploration project after we complete the Phase I drilling program.

If we net less than $350,000 from the sale of our shares in the offering, we will be required to raise additional funds to meet the minimum estimated $350,000 cost requirements of our phase I Drilling Program and to cover overhead costs. There can be no assurances that we will be able to raise these funds at all, or at a reasonable cost to us. If we are not able to raise these funds, we may have to scale back or curtail entirely our Phase I drilling program.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of January 31, 2013; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

There were no changes in our internal control over financial reporting during the year ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of January 31, 2013, with respect to our directors and executive officers.

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

Name	Position(s) Held	Age	Date of Election or Appointment as Officer/Director

James D. Davidson, III	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	65	November 12, 2007

George Duggan	Chief Operating Officer	64	January 17, 2011

David Rector	Director	65	June 15, 2007

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended January 31, 2013, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2013; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2013; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended January 31, 2013, that received annual compensation during the fiscal year ended January 31, 2013, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James D. Davidson, III (1),	2013	24,000	-	-	-	-	-	-	24,000
Chief Executive Officer	2012	36,000	-	-	89,997	-	-	-	125,997

George Duggan (2),	2013	30,000	-	-	-	-	-	-	30,000
Chief Operating Officer	2012	30,000	-	-	89,997	-	-	-	119,997

(1) Mr. Davidson serves as our Chief Executive and Chief Financial Officer on an independent contractor basis. Although Mr. Davidson does not have an employment agreement with us, from February 1, 2011 to May 31, 2011, we paid Mr. Davidson a monthly fee of $5,000 and from June 1, 2011, we began paying Mr. Davidson a reduced fee of $2,000 per month for his services to us as our Chief Executive Officer pursuant to a consulting agreement described below. Additionally, Mr. Davidson received a grant of options to purchase 1,000,000 shares of our common stock under the 2007 Plan, with an exercise price of $0.09 per share and a term of 10 years. The aggregate grant date fair value of Mr. Davidson’s options computed in accordance with FASB ASC Topic 718 was $89,997, based on the assumptions disclosed in our footnotes to the annual financial statements for the period ended January 31, 2013.

(2) Mr. Duggan serves as our Chief Operating Officer on an independent contractor basis. Mr. Duggan does not have an employment agreement with us, although beginning January 17, 2011, we started paying Mr. Duggan a fee of $2,500 per month for his services to us as our Chief Operating Officer pursuant to a consulting agreement described below. Additionally, Mr. Duggan received a grant of options to purchase 1,000,000 shares of our common stock under the 2007 Plan, with an exercise price of $0.09 per share and a term of 10 years. The aggregate grant date fair value of Mr. Duggan’s options computed in accordance with FASB ASC Topic 718 was $89,997, based on the assumptions disclosed in our footnotes to the annual financial statements for the period ended January 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2007 Plan. (See “Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans,” above).  The following table sets forth information regarding stock options held by the Company’s Named Executive Officers and Directors at January 31, 2013.

Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
James D. Davidson (1)	333,333	666,667	1,000,000	0.09	7/27/21
David Rector (1) (2)	333,333	666,667	1,000,000	0.09	7/27/21
George Duggan (1)	333,333	666,667	1,000,000	0.09	7/27/21

(1)	Each of Messrs. Davidson, Rector and Duggan received a grant of options to purchase one million (1,000,000) shares of our common stock under the 2007 Plan, with an exercise price of $0.09 per share and a term of 10 years. One third of the options vested on July 27, 2011, the date of grant and the remaining options will vest in two equal installments on each of July 27, 2012 and 2013.
(2)	Because Mr. Rector resigned as a director on May 4, 2012, his unexercisable options terminated on that date and his vested but unexercised options expired on August 4, 2012

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

Consulting Agreements with our Chief Executive Officer and Chief Operating officer

Effective February 1, 2011, we entered into an independent contractor consulting agreement with James Davidson pursuant to which we agreed to pay to Mr. Davidson $5,000 per month for 12 months beginning February 1, 2011 for his services rendered to us as our Chief Executive Officer. That agreement was amended effective June 1, 2011, reducing Mr. Davidson’s compensation to $2,000 per month. It was renewed for an additional 12 months beginning February 1, 2012 and February 1, 2013.

Effective January 17, 2011, we entered into an independent contractor consulting agreement with George Duggan pursuant to which we agreed to pay to Mr. Duggan $2,500 per month for 12 months beginning January 17, 2011 for his services rendered to us as our Chief Operating Officer. This agreement was renewed for an additional 12 months beginning January 17, 2012 and January 17, 2013.

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

On July 27, 2011, we granted options to purchase 1,000,000 shares of our common stock to our non-employee director. These options have a 10-year term and were granted with an exercise price of $0.09 per share. One third of these options, or 333,333, vested on the date of the grant, with the remaining two thirds vesting on the first and second anniversaries of the date of grant. All vested options are exercisable, in full or in part, at any time after vesting, until termination.

The following table sets forth information regarding compensation accrued to our directors for the year ended January 31, 2013.

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

Outstanding Equity Awards at Fiscal Year Ended January 31, 2013

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to certain of its officers, consultants and its outside director. These options have a 10-year term and were granted with an exercise price of $0.09, the fair market value of our common stock on the date of grant, as determined by our Board of Directors, based on the closing price of the Common Stock on the OTB Bulletin Board on the date of grant. The one third of these options, or 3,666,667, vested on the date of the grant, with the remaining two thirds vesting on the first and second anniversaries of the date of grant. All vested options are exercisable, in full or in part, at any time after vesting, until termination. No additional options have been granted since July 27, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our securities known by us as of May 7, 2013 by:

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (a)		Percent of Class (b)

James D. Davidson, III 4515 Ocean View Blvd., Suite 305 La Cañada, CA 91011	Common Stock	10,314,292	(1)	8.9%

George Duggan 4515 Ocean View Blvd., Suite 305 La Cañada, CA 91011	Common Stock	3,094,042	(2)	2.7%

All directors and executive officers as a group (2 persons)	Common Stock	13,408,334		11.5%

Sandor Capital Master Fund LP 2828 Routh Street, Suite 500 Dallas, TX 75201	Common Stock	13,958,333	(3)	11.6%

Michael Baybak 4515 Oceanview Blvd. La Cañada, CA 91011	Common Stock	11,518,974	(4)	9.9%

Barry Honig 4400 Biscayne Blvd., #850 Miami, FL 33137	Common Stock	11,518,974	(5)	9.9%

Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY 10022	Common Stock	11,518,974	(6)	9.9%

Fitel Nominees Limited 11 St. James Square Manchester M2 6WH UK	Common Stock	8,002,208	(7)	6.8%

Dragon Equities Limited c/o Haywood Securities Inc. 200 Burrard Street, Suite 700 Vancouver, BC V6C 3A6	Common Stock	9,062,500	(8)	7.7%

Brio Capital L.P. 401 East 34th St., Suite South 33C New York, NY 10016	Common Stock	6,041,667	(9)	5.2%

Dharma Fund PCC Limited 207 Neptune House Marina Bay, Gibraltar	Common Stock	6,041,667	(10)	5.2%

E&P Fund Ltd. c/o Nemo Asset Management PO Box 60374 Abu Dhabi, U.A.E.	Common Stock	6,041,667	(11)	5.2%

Michael & Betsy Brauser TBE 3164 NE 31st Avenue, Lighthouse Point, FL 33064	Common Stock	8,870,207	(12)	7.5%

* Less than 1%.

a.	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 7, 2013, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

b.	Percentages are based on 115,201,260 shares of Common Stock issued and outstanding as of May 7, 2013.

1.	Includes 666,667 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days.

2.	Includes 666,667 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days.

3.	Includes 4,708,333 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. John S. Lemak has the power to vote and dispose of the shares owned by Sandor Capital Master Fund, L.P.

4.	Includes 1,333,334 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days held by Michael Baybak. Includes 915,515 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by Baybak Family Partners, Ltd., a Colorado family limited partnership (“BFP”). Does not include (a) 3,167,818 shares of our common stock issuable upon the exercise of warrants held by BFP, which warrants contain a customary 9.9% blocker provision and, thus, are not exercisable within 60 days, and (b) 8,000,000 shares of our common stock issuable upon the conversion of 8,000,000 shares of our Series A Preferred Stock held by BFP, which preferred shares also contain a 9.9% blocker and, thus, are not convertible within 60 days. As general partner of BFP, Michael Baybak has voting and investment power with respect to the shares owned by BFP.

5.	Includes 1,333,334 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days. Includes 828,140 shares of our common stock issuable upon the conversion of shares of our Series A Preferred Stock held by GRQ Consultants, Inc. 401K (“GRQ”). Barry Honig has voting and investment power with respect to the shares owned by GRQ. Includes (a) 3,062,500 and 375,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by GRQ and Barry Honig, respectively. Does not include 5,171,860 shares of our common stock issuable upon the conversion of shares of our Series A Preferred Stock held by GRQ, which preferred shares also contain the 9.9% blocker and, thus, are not convertible within 60 days.

6.	Includes 1,300,000 shares of our common stock held by Gottbetter Capital Group, Inc. Adam Gottbetter has voting and investment power with respect to the shares owned by Gottbetter Capital Group, Inc. and by Gottbetter & Partners, LLP (“G&P”). Includes 3,756,914 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by G&P. Does not include (a) 701,419 shares of our common stock issuable upon the exercise of warrants held by G&P, which warrants contain a customary 9.9% blocker provision and, thus, are not exercisable within 60 days, and (b) 8,000,000 shares of our common stock issuable upon the conversion of 8,000,000 shares of our Series A Preferred Stock held by G&P, which preferred shares also contain a 9.9% blocker and, thus, are not convertible within 60 days.

7.	Includes 2,702,208 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. D.M. Barrow has the power to vote and dispose of the shares owned by Fitel Nominees Limited.

8.	Includes 3,062,500 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. Fuad Sillam has the power to vote and dispose of the shares owned by Dragon Equities Limited.

9.	Includes 2,041,667 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. Shaye Hirsch has the power to vote and dispose of the shares owned by Brio Capital L.P.

10.	Includes 2,041,667 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. Jean-Francois Campos has the power to vote and dispose of the shares being registered on behalf of Dharma Fund PCC Limited.

11.	Includes 2,041,667 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days. Christian Naville and Oliver Couriol have the power to vote and dispose of the shares being registered on behalf of E and P Fund Ltd.

12.	Includes 2,416,667 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part II, Item 5 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Compensation of Officers and Directors

Effective February 1, 2011, we entered into an independent contractor consulting agreement with James Davidson pursuant to which we agreed to pay to Mr. Davidson $5,000 per month for 12 months beginning February 1, 2011 for his services rendered to us as our Chief Executive Officer. That agreement was amended such that effective June 1, 2011, we reduced Mr. Davidson’s compensation to $2,000 per month. Since then, the agreement with Mr. Davidson was renewed annually for an additional 12 months. The latest renewal was effective on February 1, 2013. We incurred $36,000 in costs under this agreement for the year ended January 31, 2012 and $24,000 for the year ended January 31, 2013. As of January 31, 2013, the outstanding payable to Mr. Davidson was $24,000, which was recorded as other accrued liabilities - related party in our consolidated balance sheets.

Effective January 17, 2011, we entered into an independent contractor consulting agreement with George Duggan pursuant to which we agreed to pay to Mr. Duggan $2,500 per month for 12 months beginning January 17, 2011 for his services rendered to us as our Chief Operating Officer. The agreement with Mr. Duggan was renewed for an additional 12 months beginning January 17, 2012 and January 17, 2013. We incurred $30,000 in fees under this agreement for each of the years ended January 31, 2013 and 2012. As of January 31, 2013, the outstanding payable to Mr. Duggan was $32,500, which was recorded as other accrued liabilities - related party in our consolidated balance sheets.

Our total officers and director fees were $66,000 for each of the years ended January 31, 2013 and 2012, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses in our consolidated statements of expenses.

Legal, Consulting and Other Professional Fees

Effective December 1, 2010, we entered into a 12 month retainer agreement with Gottbetter & Partners, LLP, a beneficial holder of more than 5% of our outstanding common stock, pursuant to which we paid Gottbetter & Partners, LLP a monthly fee of $5,500 for providing to us legal services relating to SEC regulatory compliance and reporting requirements. After the agreement expired in November 2011, the stockholder continued to provide these legal services at $6,000 per month. For the years ended January 31, 2013 and 2012, we incurred $76,500 and $60,500 under this agreement. Gottbetter & Partners, LLP continued to provide these legal services at $6,000 per month in the year 2013 and 2012. Additionally, we agreed to pay Gottbetter & Partners, LLP a flat fee of $50,000 for Gottbetter & Partners, LLP’s legal representation relating to our acquisition of the AuroTellurio Property from Mexivada, such fee to be paid as services relating to this acquisition were provided.  We reached the maximum payment of $50,000 under this agreement as of October 31, 2011.

We also agreed to pay Gottbetter & Partners, LLP a flat fee of $50,000 payable upon SEC effectiveness for the preparation and filing of the resale registration statement of the Form S-1 covering the shares of our common stock contained in the units and underlying the warrants contained in the units sold in our 2010/2011 Private Placement and registered herein.

For the years ended January 31, 2013 and 2012, our total professional legal fees paid to Gottbetter & Partners, LLP were $180,343 and $150,550, respectively.  The legal fees primarily related to SEC filings and other general corporate matters and were included as a component of general and administrative expenses and acquisition-related costs in our consolidated statements of expenses. A total of $95,862 and $0 outstanding payable for legal services provided by Gottbetter & Partners, LLP was included in our consolidated balance sheets as of January 31, 2013 and 2012, respectively.

In January 2011, we entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, our Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS provides us with office to serve as our corporate headquarters and communications office space at its address in La Cañada, California, and provides us with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with our auditors and our financial statement preparers. We pay ICS a monthly fee of $6,000 for these services. Our agreement with ICS became effective January 1, 2011, and ran for an initial term of 12 months. This agreement was extended by the parties for an additional 12 months beginning January 1, 2012 and January 1, 2013.  It may be further extended or terminated by the parties upon 60 days prior notice. We incurred $72,000 and $72,000 in management fees for the years ended January 31, 2013 and 2012, respectively, which were included as a component of our general and administrative expenses. Additionally, we reimbursed ICS for the expenses related to the services provided of $11,816 and $9,291 for the years ended January 31, 2013 and 2012, respectively. As of January 31, 2013 and 2012, the outstanding payable to ICS was $0 and $0, respectively.  Other than Mr. Duggan who is the Vice President of ICS but owns no stock in ICS, none of our shareholders is affiliated with ICS.

Effective June 6, 2011, we entered into an independent contractor consulting agreement with Michael Baybak, a beneficial holder of more than 5% of our outstanding common stock, pursuant to which we agreed to pay to Mr. Baybak $6,000 per month for 24 months beginning June 6, 2011. Mr. Baybak provides us with consulting advice with respect to the management of our mining and exploration operations.  We incurred $72,000 and $48,000 in consulting fees related to this agreement for the year ended January 31, 2013 and January 1, 2012, respectively, which were included as a component of general and administrative expenses. As of January 31, 2013 and January 31, 2012, the outstanding payable to Mr. Baybak was $2,500 and $0, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended January 31, 2013 and 2012, are set forth in the table below:

Fee Category	Fiscal year ended January 31, 2013	Fiscal year ended January 31, 2012
Audit fees (1)	$28,000	$20,300
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$28,000	$20,300

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger and Reorganization dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp. (1)

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (2)

3.2	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 9, 2009 (3)

3.3	10.3	Certificate of Designation of Series A Convertible Preferred Stock as filed with the Nevada Secretary of State on December 23, 2010 (4)

3.4	10.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 30, 2010 (5)

3.5	3.2	By-Laws of Registrant (6)

4.1	10.17	Form of Investor Warrant dated July 11, 2007, for purchase of Registrant’s common stock (expired) (1)

4.2	10.3	Reversal Loan Promissory Note dated August 8, 2007 between the Registrant and Cromwell Uranium Holdings, Inc. (7)

4.3	4.3	Form of 0% Promissory Note of the Registrant dated September 9, 2009, with Investor Schedule (17)

Exhibit No.	SEC Report Reference Number	Description
4.4	4.4	Form of 10% Promissory Note of the Registrant dated December 10, 2009, with Investor Schedule (17)

4.5	4.5	Form of 10% Promissory Note of the Registrant dated March 22, 2010, with Investor Schedule (17)

4.6	4.6	Form of 0% Convertible Promissory Note of the Registrant dated September 16, 2010, with Investor Schedule (17)

4.7	4.7	Form of Investor Warrant Dated December, 2010 for purchase of Registrant’s common stock, with Schedule of Investors (17)

4.8	4.8	Form of Investor Warrant Dated March 16, 2012 for purchase of Registrant’s common stock, with Schedule of Investors (17)

5.1	5.1	Opinion of Erwin & Thompson LLP (17)

10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007, as amended December 21, 2010 (12)

10.2	10.2	Form of 2007 Stock Option Plan Option Agreement, with Schedule of Option Recipients (17)

10.3	10.15	Registration Rights Agreement dated July 11, 2007 among Registrant and the persons named therein (1)

10.4	10.1	Reversal Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (2)

10.5	10.2	Reversal Loan and Control Share Pledge and Security Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (2)

10.6	10.1	Restricted Stock Purchase Agreement dated November 12, 2007 between the Registrant and James D. Davidson (9)

10.8	10.8	Form of 12 month 0% Promissory Note Loan Agreement dated September __, 2009 by and among the Registrant and the Lenders named therein, with Schedule of Lenders (17)

Exhibit No.	SEC Report Reference Number	Description
10.9	10.9	Form of 12 month 10% Promissory Note Loan Agreements dated December __, 2009 and March __, 2010 by and among the Registrant and the Lenders named therein, with Schedule of Lenders (17)

10.10	10.10	Form of 12 month 0% Convertible Promissory Note Loan Agreement dated September __, 2010 by and among the Registrant and the Lenders named therein, with Schedule of Lenders (17)

10.11	10.11	Form of Amendment to Promissory Notes Agreement dated October 29, 2010 by and among the Registrant and the Lenders named therein, with schedule of Amendments (17)

10.12	10.12	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s common stock, with Schedule of Purchasers (17)

10.13	10.13	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s Series A preferred Stock, with Schedule of Purchasers (17)

10.14	10.5	Subscription Agreement Addendum of the Registrant dated December 22, 2010 (4)

10.15	10.15	Share Cancellation Agreement dated December 22, 2010 between the Registrant and James D. Davidson (12)

10.16	10.16	Consulting Agreement dated October 15, 2010 between the Registrant and Edward Karr (12)

10.17	10.17	Settlement Agreement dated December 15, 2010 between the Registrant and Gottbetter & Partners, LLP (12)

10.18	10.18	Administrative Services Agreement dated January 1, 2011 between the Registrant and Incorporated Communications Services (12)

10.19	10.19	Consulting Agreement dated January 17, 2011 between the Registrant and George Duggan (12)

10.20	10.20	Consulting Agreement dated January 18, 2011 between the Registrant and Melechdavid Inc. (16)

10.21	10.21	Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (12)

Exhibit No.	SEC Report Reference Number	Description
10.22	10.22	Property Option Agreement dated February 11, 2011 among the Registrant, Mexivada Mining Corp. and the other parties named therein (12)

10.22A	10.22	Binding Offer Letter Agreement between the Registrant and Mexivada Mining Corp. dated October 5, 2010, as amended November 21, 2010 (Schedule B to Exhibit 10.22) (12)

10.23	10.23	Surface Rights Agreement dated May 2011 (English translation) (16)

10.24	10.24	Amendment dated June 6, 2011 to Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (13)

10.25	10.25	Consulting Agreement dated June 6, 2011 between the Registrant and Michael Baybak (13)

10.26	10.26	Airborne Geophysical Survey Agreement dated November 4, 2011 between the Registrant and MPX Geophysics Ltd., with Schedules (15)

10.27	10.27	Agreement dated March 19, 2012 by and between the Registrant and American Strategic Minerals Corporation (15)

10.27A	10.27A	Agreement dated March 19, 2012 by and between the Registrant and American Strategic Minerals Corporation (executed copy) (16)

10.28	10.28	Form of March 2012 Unit Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers, with Schedule of Purchasers (17)

14.1	14.1	Code of Ethics (1)

16.1	16.1	Letter from Davis Accounting Group, P.C., dated July 8, 2010 to the SEC regarding statements included in Form 8-K (11)

21	21	List of Subsidiaries (12)

23.1	23.1	Letter of Consent from Independent Registered Public Accounting Firm, MaloneBailey, LLP (14)

Exhibit No.	SEC Report Reference Number	Description

101.INS	*	XBRL Instance Document***

101.SCH	*	XBRL Taxonomy Extension Schema Document***

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

23.2	23.2	Letter of Consent from Erwin & Thompson LLP (included in Exhibit 5.1) (17)

31.1/31.2	*	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

CALIFORNIA GOLD CORP.

Dated: May 7, 2013	By:	/s/ James D. Davidson
James D. Davidson, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James D. Davidson	Director	May 7, 2013
James D. Davidson

PART IV – FINANCIAL INFORMATION

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of January 31, 2013 and 2012	F-3

Consolidated Statements of Expenses for the years ended January 31, 2013 and 2012 and for the period from April 19, 2004 (inception) through January 31, 2013	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the period from April 19, 2004 (inception) through January 31, 2013	F-5

Consolidated Statements of Cash Flows for the years ended January 31, 2013 and 2012 and for the period from April 19, 2004 (inception) through January 31, 2013	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

California Gold Corp.

(An Exploration Stage Company)

La Cañada, California

We have audited the accompanying consolidated balance sheets of California Gold Corp. and its subsidiary (an exploration stage company) (collectively, the “Company”) as of January 31, 2013 and 2012, and the related statements of expenses, stockholders’ deficit, and cash flows for the years then ended and for the period from inception (April 19, 2004) through January 31, 2013. These financial statements are the responsibility of California Gold Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Gold Corp. and its subsidiary as of January 31, 2013 and 2012 and the results of their expenses and their cash flows for the years then ended and for the period from inception (April 19, 2004) through January 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note3 to the financial statements, the Company has a working capital deficit as of January 31, 2013 and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 7, 2013

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	January 31, 2013	January 31, 2012

ASSETS

Current assets:
Cash	$259,200	$828,181
Other receivables	-	5,907
Prepaid expenses	16,283	27,556
Total current assets	275,483	861,644

Property and equipment, net	6,104	7,865
Mining rights	91,250	47,500
Total assets	$372,837	$917,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$47,466	$50,333
Accounts payable - related party	101,873	-
Derivative liabilities	327,661	1,817,100
Other accrued liabilities - related party	56,500	2,500
Total current liabilities	533,500	1,869,933
Total liabilities	533,500	1,869,933

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 22,000,000 shares authorized; 22,000,000 shares issued and outstanding	22,000	22,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 115,201,260 and 109,451,260 shares issued and outstanding at January 31, 2013 and 2012, respectively	115,201	109,451
Additional paid-in capital	2,534,588	2,037,546
Deficit accumulated during the exploration stage	(2,832,452)	(3,121,921)
Total stockholders' deficit	(160,663)	(952,924)
Total liabilities and stockholders' deficit	$372,837	$917,009

The accompanying notes are an integral part of these audited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EXPENSES

	Year Ended January 31, 2013	Year Ended January 31, 2012	April 19, 2004 (Inception) to January 31, 2013

Expenses:

Mineral property expenses	$233,718	$355,653	$667,473
Bad debt expense	-	-	559,483
Depreciation expense	1,761	944	2,705
General and administrative expenses	1,066,824	940,985	3,155,990
Total operating expenses	1,302,303	1,297,582	4,385,651
Loss from operations	(1,302,303)	(1,297,582)	(4,385,651)

Other income (expenses):
Interest income	938	2,060	3,289
Interest expense	-	-	(1,763)
Realized and unrealized gain on derivatives, net	1,591,424	1,032,704	1,561,881
Amortization of debt discount	-	-	(9,618)
Foreign currency exchange loss	(590)	-	(590)
Total other income (expenses)	1,591,772	1,034,764	1,553,199
Net income (loss)	$289,469	$(262,818)	$(2,832,452)

Income (loss) per common share:
Income (loss) per common share - basic and diluted	$0.00	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	114,401,945	104,474,612

The accompanying notes are an integral part of these audited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

						Deficit
					Additional	Accumulated During the
	Common Stock		Preferred Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance - April 19, 2004 (inception)	-	$-	-	$-	$-	$-	$-
Loss for the year ended January 31, 2005	-	-	-	-	-	-	-
Balance - January 31, 2005	-	$-	-	$-	$-	$-	$-
Common stock issued for cash	46,990,000	46,990	-	-	(39,590)	-	7,400
Common stock issued for cash	6,985,000	6,985	-	-	4,015	-	11,000
Common stock issued for cash	1,778,000	1,778	-	-	54,222	-	56,000
Loss for the year ended January 31, 2006	-	-	-	-	-	(29,275)	(29,275)
Balance - January 31, 2006	55,753,000	$55,753	-	$-	$18,647	$(29,275)	$45,125
Loss for the year ended January 31, 2007	-	-	-	-	-	(21,158)	(21,158)
Balance - January 31, 2007	55,753,000	$55,753	-	$-	$18,647	$(50,433)	$23,967
Common stock issued for services	12,700,000	12,700	-	-	(10,700)	-	2,000
Cancellation of common stock	(44,450,000)	(44,450)	-	-	44,450	-	-
Common stock issued for expenses paid by officer	31,000,002	31,000	-	-	-	-	31,000
Common stock issued for convertible debentures	1,190,000	1,190	-	-	593,810	-	595,000
Contributed capital for donated services	-	-	-	-	235,668	-	235,668
Loss for the year ended January 31, 2008	-	-	-	-	-	(935,664)	(935,664)
Balance - January 31, 2008 (unaudited)	56,193,002	$56,193	-	$-	$881,875	$(986,097)	$(48,029)
Cancellation of common stock	(2,000,000)	(2,000)	-	-	2,000	-	-
Common stock issued for cash	4,000,000	4,000	-	-	16,000	-	20,000
Common stock issued for cash	120,000	120	-	-	59,880	-	60,000
	-	-	-	-	-	-	-
Loss for the year ended January 31, 2009	-	-	-	-	-	(75,062)	(75,062)
Balance - January 31, 2009	58,313,002	$58,313	-	$-	$959,755	$(1,061,159)	$(43,091)
Cancellation of common stock	(250,000)	(250)	-	-	250	-	-
Loss for the year ended January 31, 2010	-	-	-	-	-	(182,521)	(182,521)
Balance - January 31, 2010	58,063,002	$58,063	-	$-	$960,005	$(1,243,680)	$(225,612)
Common stock issued for services	4,500,000	4,500	-	-	229,945	-	234,445
Cancellation of common stock	(15,000,000)	(15,000)	-	-	(48,000)	-	(63,000)

The accompanying notes are an integral part of these audited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

						Deficit
						Accumulated
					Additional	During the
	Common Stock		Preferred Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Common stock, preferred stock, and derivative warrants instruments sold in private placement offering at $0.025 per share, less offering costs of $15,500	41,478,258	41,478	22,000,000	22,000	1,523,478	-	1,586,956
Derivatives resulting on above stock issued					(1,323,133)		(1,323,133)
Common stock issued for convertible notes	3,660,000	3,660	-	-	179,205	-	182,865
Contribution to capital on forgiveness of related party debt	-	-	-	-	157,291		157,291
Loss for the year ended January 31, 2011	-	-	-	-	-	(1,615,423)	(1,615,423)
Balance - January 31, 2011	92,701,260	$92,701	22,000,000	$22,000	$1,678,791	$(2,859,103)	$(1,065,611)
Stock-based compensation	500,000	500	-	-	505,039	-	505,539
Common stock and warrants sold in over-allotment offering at $0.025 per share, less offering costs totaling $3,500	16,000,000	16,000	-	-	380,500	-	396,500
Derivatives resulting on above warrants issued	-	-	-	-	(544,034)	-	(544,034)

Common stock issued for acquisition of mining rights at $0.001 per share	250,000	250	-	-	17,250	-	17,500
Loss for the period ended January 31, 2012	-	-	-	-	-	(262,818)	(262,818)
Balance - January 31, 2012	109,451,260	$109,451	22,000,000	$22,000	$2,037,546	$(3,121,921)	$(952,924)
Stock-based compensation	2,250,000	1,250	-	-	431,527	-	432,777
Common stock and warrants sold in private placement offering at $0.04 per share, less offering costs totaling $1,750	4,250,000	4,250	-	-	164,000	-	168,250
Derivatives resulting on above warrants issued	-	-	-	-	(101,985)	-	(101,985)

Common stock issued for acquisition of mining rights at $0.015 per share	250,000	250	-	-	3,500	-	3,750
Cancellation of common stock	(1,000,000)	-	-	-	-	-	-
Income for the period ended January 31, 2013	-	-	-	-	-	289,469	289,469
Balance - January 31, 2013	115,201,260	$115,201	22,000,000	$22,000	$2,534,588	$(2,832,452)	$(160,663)

The accompanying notes are an integral part of these audited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31, 2013	Year Ended January 31, 2012	April 19, 2004 (Inception) to January 31, 2013
Cash flows from operating activities:
Net income (loss)	$289,469	$(262,818)	$(2,832,452)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,761	944	2,705
Stock-based compensation	125,000	-	125,000
Stock-based compensation - related party	307,777	505,539	1,316,429
Amortization of debt discount	-	-	9,618
Unrealized and realized gain on derivatives, net	(1,591,424)	(1,032,704)	(1,561,881)
Changes in operating assets and liabilities:
Other receivables	5,907	(5,907)	-
Prepaid expenses	11,273	(27,556)	(16,283)
Prepaid expenses - related party	-	33,784	-
Accounts payable	(2,867)	23,204	(10,881)
Accounts payable - related party	101,873	(52,250)	259,538
Other accrued expenses - related party	54,000	-	56,642
Interest accrued on notes payable from related party	-	-	1,621
Net cash used in operating activities	(697,231)	(817,764)	(2,649,944)
Cash flows from investing activities:
Purchase of property and equipment	-	(8,809)	(8,809)
Acquisition of mining rights	(40,000)	(10,000)	(70,000)
Net cash used in investing activities	(40,000)	(18,809)	(78,809)
Cash flows from financing activities:
Proceeds from related party loans	-	-	92,430
Proceeds from common and preferred stock issued, net of offering costs	168,250	396,500	2,958,523
Payments from cancellation of common stock	-	-	(63,000)
Net cash provided by financing activities	168,250	396,500	2,987,953
Net increase (decrease) in cash	(568,981)	(440,073)	259,200
Cash - beginning of period	828,181	1,268,254	-
Cash - end of period	$259,200	$828,181	$259,200

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Contributed capital - loss on extinguishment of debt owed to related party	$-	$-	$374
Debt discount due to derivative liabilities	$-	$-	$9,618
Contributed capital - payables settled by stockholder	$-	$-	$157,665
Issuance of common stock for convertible notes	$-	$-	$3,660
Re-class of derivatives related to convertible notes	$-	$-	$91,365
Issuance of derivative warrant instruments	$101,985	$544,034	$1,969,152
Related party note receivable write-off	$-	$-	$557,927
Common stock cancellation	$1,000	$-	$62,700
Issuance of common stock for acquisition of mining rights	$3,750	$17,500	$21,250

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2013 and 2012, and the reported revenues and expenses for the years then ended and cumulative from inception. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains its cash in a restricted escrow account in an institution insured by the Federal Deposit Insurance Corporation and, at times, balances may exceed government insured limits. The Company has never experienced any losses related to these balances.

Mineral Rights, Exploration and Development Costs

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. As of January 31, 2013 and 2012, the Company capitalized $91,250 and $47,500, respectively, of costs to acquire an interest in mineral rights related to the AuroTellurio Property (Note 4).

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under U.S. GAAP, all mineral exploration expenditures associated with efforts to search for and establish mineral reserves are expensed as incurred. Costs to acquire properties are capitalized. Mine development costs incurred to construct the infrastructure necessary to extract the reserves and prepare the mine for production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. During the years ended January 31, 2013 and 2012, the Company recorded $233,718 and $355,653 of mineral exploration and development expenditures, respectively. These expenditures were expensed as incurred and recorded as mineral property expenses in the Company’s consolidated statements of expenses.

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

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrants and convertible derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates. For the year ended January 31, 2013, the Company adopted the probability-weighted scenario analysis model. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under FASB ASC Topic 718, Compensation - Stock Compensation , which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

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

For the years ended January 31, 2013 and 2012, the Company recorded $432,777 and $505,539, respectively, in stock-based compensation as a component of general and administrative expenses.

Net Earnings (Loss) per Common Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the year ended January 31, 2013, net earnings was reported and the Company included options and outstanding warrants to purchase 51,671,195 shares of common stock. However, the average market price of the common shares exceeded the exercise price of the options and warrants. As such, the options and warrants did not have a dilutive effect. For the year ended January 31, 2012, a net loss was reported and the Company excluded options and outstanding warrants to purchase 11,000,000 shares of common stock, as the effect would be anti-dilutive.

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

Acquisition-Related Costs

In the years ended January 31, 2013 and 2012, the Company incurred certain costs related to the AuroTellurio Acquisition (Note 4). Those costs included legal, valuation, travel, and other professional or consulting fees. The Company accounted for those acquisition-related costs under FASB ASC Topic 805, Business Combinations. The costs were recognized as mineral property expenses in the periods in which the costs were incurred and the services received. The Company recorded $233,718 and $355,653 in those costs for the years ended January 31, 2012 and 2011, respectively.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

NOTE 3 - EXPLORATION STAGE ACTIVITIES AND GOING CONCERN

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

The Company’s activities through January 31, 2013 have been supported by debt and equity financing. It has a cumulative loss since inception of $2,832,452 as of January 31, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a cumulative loss since inception and its cash resources are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - MINING RIGHTS

As of January 31, 2013 and January 31, 2012, the Company had $91,250 and $47,500, respectively, of mineral rights related to the AuroTellurio Property, discussed below.

On February 11, 2011, the Company entered into a property option agreement (the “AuroTellurio Option Agreement”) with Mexivada Mining Corp. (“Mexivada”) to acquire up to an 80% interest in Mexivada’s concessions comprising its AuroTellurio tellurium-gold-silver property (the “La Viuda Concessions,” the “AuroTellurio Property” or the “Property”) in Mexico.

Under the terms of the AuroTellurio Option Agreement, the Company will acquire up to an 80% legal and beneficial ownership interest in the AuroTellurio Property by making certain cash payments and share issuances to Mexivada and incurring certain exploration expenditures on the Property. See Note 13 for the Company’s commitments under the AuroTellurio Option Agreement.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On the first anniversary of the closing, the first $750,000 requirement per year was reached by the Company, per the AuroTellurio Option Agreement (Note 13). The Company made a payment of $40,000 on August 10, 2012 and issued 250,000 shares on August 28, 2012, fair valued at $3,750 based on the market price on the date of issuance. Having met all the required conditions, the first 20% interest in the La Viuda Concessions has vested in the Company as of August 28, 2012.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of January 31, 2013 and 2012:

	January 31, 2013	January 31, 2012
Vehicles	$8,809	$8,809
Less: accumulated depreciation	(2,705)	(944)
Property and equipment, net	$6,104	$7,865

Depreciation expense for the years ended January 31, 2013 and 2012 was $1,761 and $944, respectively, and is reflected in the total operating expenses of the Company.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Compensation of Officers and Directors

Officers and director fees totaled $54,000 and $66,000 for the years ended January 31, 2013 and 2012, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

As of January 31, 2013 and January 31, 2012, the Company owed its officers and directors $56,500 and $2,500, respectively, which were recorded as other accrued liabilities - related party in its consolidated balance sheets.

Legal Fees

Effective December 1, 2010, the Company entered into a 12-month retainer agreement with a stockholder, pursuant to which the Company shall pay a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements. After the agreement expired in November 2011, the stockholder continued to provide these legal services at $6,000 per month. For the year ended January 31, 2013 and 2012, the Company incurred $76,500 and $60,500 in legal fees relating to these services, respectively.

Additionally, the Company agreed to pay a flat fee of $50,000 for legal representation relating to the acquisition of the AuroTellurio Property from Mexivada. The Company reached the maximum payment of $50,000 per the addendum as of October 31, 2011.

The Company also paid legal fees (calculated and billed on an hourly basis) for the preparation and filing of its resale registration statement of the Form S-1 covering the shares of the Company’s common stock underlying the warrants contained in the units sold in the 2010/2011 private placement offering. For the years ended January 31, 2013 and 2012, the Company incurred $66,794 and $12,223, respectively, in legal fees for preparation of its registration statements of the Form S-1.

For the years ended January 31, 2013 and 2012, the Company’s professional legal fees to a stockholder totaled $180,343 and $150,550 respectively, and primarily related to SEC filings, acquisitions, private placement offerings, and other general corporate matters. The legal fees incurred were included as a component of general and administrative expenses and acquisition-related costs. A total of $101,873 outstanding payable for legal services provided was included in the Company’s consolidated balance sheets as of January 31, 2013, compared to $0 outstanding as of January 31, 2012.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting and Other Professional Fees

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with the auditors and financial statement preparers. The Company pays ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, ran for 12 months and was extended for an additional 12 months beginning January 1, 2012 and January 1, 2013. The Company incurred $72,000 and $72,000 in management fees for the years ended January 31, 2013 and 2012, which were included as a component of general and administrative expenses. Additionally, the Company reimbursed ICS for the expenses related to the services provided of $11,817 and $9,291 for the years ended January 31, 2013 and 2012. As of January 31, 2013 and 2012, the outstanding payable to ICS was $0 and $0, respectively, recorded in the Company’s consolidated balance sheets.

On June 6, 2011, the Company entered into a consulting agreement with a stockholder of the Company. The Company engaged the stockholder to provide certain consulting services related to the Company’s business for the period through June 5, 2013, for a monthly compensation fee of $6,000. Beginning February 6, 2012, the monthly consulting fee was reduced to $3,000 and then reversed back to $6,000 per month starting June 6, 2012. Additionally, in May 2012, the Company paid back the reduced fees for the months of March 2012 through May 2012 to the stockholder. The Company incurred $72,000 and $48,000 in consulting fees related to this agreement for the year ended January 31, 2013 and 2012, which were included as a component of general and administrative expenses. As of January 31, 2013 and January 31, 2012, the Company recorded payables to the stockholder in the amount of $2,500 and $0, respectively.

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

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2011, the Company entered into a consulting agreement with one of the Company’s stockholders, which provided consulting services related to the Company’s business development and corporate finance for a term of 90 days, commencing on January 18, 2011. In February 2011, in consideration of provided services, the Company issued 500,000 shares of its restricted common stock to this stockholder and recorded $0 and $10,555 of stock-based compensation expense for services provided to the Company in the years ended January 31, 2013 and 2012, respectively. The stock-based compensation expense was included as a component of general and administrative expenses in the Company’s consolidated statements of expenses.

NOTE 7 - DERIVATIVE LIABILITIES

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $1,383,475 at the balance sheet date as of January 31, 2012. The Company recorded a $922,295 change in value of the derivative liability as unrealized gain in non-operating income for the year ended January 31, 2012. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2013 (See the Company’s fourth quarter valuation model review and summary of January 31, 2013 assumptions below). The estimate was re-valued as being $125,692 at the balance sheet date as of January 31, 2013, and the Company recorded the change in value in non-operating income for the year ended January 31, 2013.

The fair value of each warrant granted in the private placement offering through January 31, 2012 has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

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

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2011, the Company added to the Unit Offering a first over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 2011 grants were re-valued as being $211,117 at the balance sheet date of January 31, 2012. The Company recorded a $80,757 change in value as unrealized gain in non-operating income for the year ended January 31, 2012. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2013 (See the Company’s fourth quarter valuation model review and summary of January 31, 2013 assumptions below). The estimate was re-valued as being $16,417 at the balance sheet date as of January 31, 2013, and the Company recorded the change in value in non-operating income for the year ended January 31, 2013.

The fair value of each warrant granted in the private placement offering through January 31, 2012 has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

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

In June and July 2011, the Company closed its first and second over-allotment options. The Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $149,203 and $102,957 at the grant dates of June 15, 2011 and July 15, 2011, respectively. The grants were re-valued as being $222,508 at January 31, 2012. The Company recorded a $29,652 change in value as unrealized gain in non-operating income for the year ended January 31, 2012. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2013 (See the Company’s fourth quarter valuation model review and summary of January 31, 2013 assumptions below). The estimate was re-valued as being $16,447 at the balance sheet date as of January 31, 2013, and the Company recorded the change in value in non-operating income for the year ended January 31, 2013.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each warrant granted in the private placement offering through January 31, 2012 has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

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

As a result of the issuance of the March 2012 Units at $0.04 per unit (Note 9), a weighted average anti-dilution adjustment was made with respect to those warrants exercisable for 19,369,565 of the shares being offered at the original exercise price of $0.125 per share. Since the $0.04 price per unit of the March 2012 Units was lower than the $0.125 warrant exercise price, the exercise price with respect to these 19,369,565 warrants was lowered to $0.12, post March 2012 Unit Offering, and the aggregate number of shares issuable upon exercise of these warrants was increased to 20,176,630. Because the anti-dilution provisions of the warrants call for rounding to the nearest cent, no adjustments were required for the other 19,369,564 warrants, which have an exercise price of $0.05 per share.

In March 2012, pursuant to a private placement offering, the Company issued 4,250,000 warrants to purchase 0.5 shares of common stock per unit. The Company recorded a derivative liability upon issuance of the warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $101,985 at the grant date of March 16, 2012. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2013 (See the Company’s fourth quarter valuation model review and summary of January 31, 2013 assumptions below). The estimate was re-valued as being $16,892 at the balance sheet date as of January 31, 2013, and the Company recorded the change in value in non-operating income for the year ended January 31, 2013.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each warrant granted in the private placement offering through January 31, 2012 has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	2,125,000
Market price of the Company’s common stock on the measurement date	$0.05
Exercise price	$0.06
Risk free interest rate	0.37%
Dividend yield	0.00%
Volatility	295.28%
Expected exercise term in years	2.0

As of December 19, 2012, the Company amended the terms of the warrants issued during the 2010/2011 private placement offerings, such that (i) their term shall be extended for a period of an additional three years from its date of expiration as previously amended and (ii) the exercise price of all of the warrants, exercisable for an aggregate of 39,546,194 shares of common stock, including anti-dilution adjustments, sold in the Offering shall be reduced to $0.03 per whole share through the third year of the extended term of the warrants, then increased to $0.04 per whole share during the fourth year of the term and to $0.05 per whole share during the fifth year of the term. The valuation of the warrants at January 31, 2013 reflects the new terms. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2013 (See the Company’s fourth quarter valuation model review and summary of January 31, 2013 assumptions below). The estimate was re-valued as being $152,213 at the balance sheet date as of January 31, 2013, and the Company recorded the change in value in non-operating income for the year ended January 31, 2013.

During the fourth quarter of the year ended January 31, 2013, the Company completed a review of the valuation of its derivative warrant instruments. The Company determined that as a result of the aforementioned amendments to the exercise price during the year ended January 31, 2013, the Company should adopt the probability-weighted scenario analysis model for the year ended January 31, 2013. The estimated fair value of all derivative warrant instruments was re-valued as being $327,661 at the balance sheet date as of January 31, 2013. The Company recorded a $1,591,424 net change in value of the derivative liability as unrealized gain in non-operating income for the year ended January 31, 2013.

The following is a summary of the assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of the balance sheet date at January 31, 2013, and the assumptions used for the Black-Scholes option pricing model to estimate the fair value of the warrants as of balance sheet date at January 31, 2012, respectively:

	January 31, 2013	January 31, 2012

Common stock issuable upon exercise of warrants	41,671,195	38,739,129
Market price of the Company’s common stock on the measurement dates	$0.008	$0.064
Exercise price range	$0.03 - 0.06	$0.125
Risk free interest rate range (1)	0.42 - 0.65%	0.08 - 0.13%
Dividend yield	0.00%	0.00%
Volatility range	306.62 - 327.98%	288.34%
Expected exercise term in years	2.89 - 4.12	0.39 - 0.95

(1)	The risk-free interest rate was determined by management using the 3-year and the average of the 3- and 5-year Treasury Bill as of January 31, 2013, and the 6-month and 1-year Treasury Bill as of January 31, 2012, respectively.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE MEASUREMENTS

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

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2013 and January 31, 2012, respectively:

	Fair Value Measurements at January 31, 2013 and 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability - January 31, 2013	$-	$-	$327,661	$327,661
Derivative liability - January 31, 2012	$-	$-	$1,817,100	$1,817,100

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Year Ended January 31,
	2013	2012
Derivative liabilities - beginning balance	$1,817,100	$2,305,770
Additions	101,985	544,034
Reductions	-	-
Change in fair value	(1,591,424)	(1,032,704)
Derivative liabilities - ending balance	$327,661	$1,817,100

Realized and unrealized gain (loss) on derivatives, net, included in earnings for the period ended January 31, 2013 and 2012	$1,591,424	$1,032,704

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EQUITY

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

As of January 31, 2013, cumulatively, the Company has sold a total of 81,728,258 Units for a total price of $2,106,956. The Company incurred closing costs of $20,750, resulting in net proceeds from the Offering of $2,086,206.

AuroTellurio Acquisition

On August 4, 2011, in connection with the First Closing under the AuroTellurio Option Agreement, the Company issued to Mexivada 250,000 shares at $0.001 per share. The issued stock was fair valued at $17,500 based on the market price on the date of issuance.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 28, 2012, the Company issued to Mexivada an additional 250,000 shares at $0.015 per share. The issued stock was fair valued at $3,750 based on the market price on the date of issuance.

NOTE 10 - STOCK-BASED COMPENSATION

Shares for Services

Pursuant to a Consulting Services Agreement as of January 18, 2011 between the Company and a stockholder of the Company, the Company agreed to issue 500,000 restricted shares for future services relating to business development and corporate finance. The 500,000 shares were valued at $12,500, or $0.025 per share, $1,945 of which was recorded during the year ended January 31, 2011 and the difference of $10,555 was recorded in the year ended January 31, 2012.

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

The Company recognized non-cash stock-based compensation expense of $125,000 during the year ended January 31, 2013 in connection with these issuances, compared to $10,555 during the year ended January 31, 2012.

The Company valued the issued shares based on market value on the date of the agreements.

Stock Options

The Company has a stock-based compensation plan known as the 2007 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive and non-qualified stock options to acquire common shares in the capital of California Gold Corp. The number of shares authorized under the Plan is 16,000,000. As of January 31, 2013, 6,000,000 shares remain available for future grants under the Plan.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to its employees and outside consultants. These options have a 10-year term and were granted with an exercise price of $0.09. One-third of these options, or 3,666,667, vested on the date of the grant, with the remaining two-thirds vesting on the first and second anniversaries of the date of grant. As of January 31, 2013, the total of 7,000,000 options vested, which included an additional 3,333,333 options vested on July 27, 2012, the first anniversary of the grant date. All vested options are exercisable, in full or in part, at any time after vesting, until termination. On May 4, 2012, one of the Company’s directors resigned and therefore, all his 666,667 non-vested options terminated on that date and his vested but unexercised options of 333,333 expired and forfeited on August 4, 2012.

The Company recorded the stock-based compensation expense - related party attributable to options of $307,777 and $494,484 during the years ended January 31, 2013 and 2012, respectively. As of January 31, 2013, there was approximately $149,995 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next year.

Outstanding options had $0 intrinsic value at January 31, 2013, due to the exercise price being greater than the value of the Company’s common stock at the reporting date.

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

NOTE 11 - CONVERTIBLE DEBENTURES AND WARRANTS

On June 22, 2007 and June 28, 2007, the Company issued a series of convertible debentures. In connection with a failed merger attempt in 2007, the money was loaned to the proposed merger partner and warrants were issued in connection with the conversion of the loans into common stock. The 2007 warrants expired during the year ended January 31, 2013.

A summary of the status of 2007 warrants granted as of January 31, 2013 and 2012 is as follows:

		Average
		Exercise
Description	Shares	Price

Outstanding at January 31, 2012	1,190,000	$0.75
Expired	1,190,000	$0.75
Outstanding at January 31, 2013	-

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

No provision for federal income taxes has been recognized for the years ended January 31, 2013 and 2012, as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

The Company had deferred income tax assets as of January 31, 2013 and 2012 as follows:

	2013	2012

Loss carryforwards	$975,819	$628,063
Less - valuation allowance	(975,819)	(628,063)
Total net deferred tax assets	$-	$-

The Company had net operating loss carryforwards for income tax reporting purposes of $2,788,055 as of January 31, 2013, which may be offset against future taxable income. These net operating loss carryforwards may be carried forward in varying amounts until the time when they begin to expire in 2029 through 2033. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

The Company obtained a surface rights agreement, with the landowner on whose property the La Viuda Concessions are located, to conduct its mineral exploration program, effective June 17, 2011. The Company will pay the land owner $14,400 for each year in which the Company carries out exploration work on this land. The Company has completed the majority of Phase 1 of its 2011/2012 exploration program and has conducted mapping, trenching and sampling programs at the AuroTellurio Property as well as gravity and magnetic geophysical surveys, including a helicopter-borne magnetics and radiometric survey, in preparation for an initial 3,000-meter drilling program that is planned for implementation in 2013. As of January 31, 2013, the Company incurred $667,473 since inception in its exploration and development expenditures, which are expensed as incurred.

During the year ended January 31, 2013, the Company entered into agreements with several third parties for the geological survey services on the AuroTellurio Property. For the years ended January 31, 2013 and 2012, the Company incurred a total amount of $85,336 and $78,945 of fees related to these services which were included as a component of mineral property expenses.

As of January 31, 2013, the Company incurred $667,473 since inception in its exploration and development expenditures, which are expensed as incurred. In addition to the Company’s mineral exploration expenditures, Mexivada accepted certain other Company’s expenses towards its minimum requirement of $750,000 per year such as a percentage of its accounting, legal and consulting fees, compensation of its officers and directors, and management support services, which were included as a component of general and administrative expenses in the Company’s consolidated statements of expenses. Mexivada accepted approximately $1,089,407 of total expenses as of June 30, 2012 (the date of the Company’s expenses reviewed by Mexivada) and confirmed that the amounts over $750,000 will be applied towards the second year requirements. Mexivada also confirmed that it will grant the 20% interest in the AutoTellurio project to the Company, after the Company makes the $40,000 cash payment and issues 250,000 of its shares to Mexivada in connection with the AuroTellurio Option agreement. The $40,000 payment was made on August 10, 2012 and the 250,000 shares were issued to Mexivada on August 28, 2012.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments

During the years ended January 31, 2013 and 2012, the Company has entered into several consulting, legal, and administrative services agreements with related parties. See Note 6 for further details.

