Form 10-Q
period 2013-04-30
CALIFORNIA GOLD CORP.
filed 2013-06-13
CIK 1363573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

There were 115,201,260 shares of common stock issued and outstanding as of June 13, 2013.

CALIFORNIA GOLD CORP.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of California Gold Corp. (the “Company”) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these consolidated financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the period ended January 31, 2013, previously filed on Form 10-K with the Securities and Exchange Commission, File No. 000-54706.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2013	January 31, 2013

ASSETS

Current assets:
Cash	$158,940	$259,200
Other receivables	-	-
Prepaid expenses	10,011	16,283
Total current assets	168,951	275,483

Property and equipment, net	5,663	6,104
Mining rights	91,250	91,250
Total assets	$265,864	$372,837

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$64,670	$47,466
Accounts payable – related party	135,759	101,873
Derivative liabilities	285,898	327,661
Other accrued liabilities – related party	70,000	56,500
Total current liabilities	556,327	533,500
Total liabilities	556,327	533,500

Stockholders' deficit:

Preferred stock, par value $0.001 per share, 22,000,000 shares authorized; 22,000,000 shares issued and outstanding	22,000	22,000

Common stock, par value $0.001 per share, 300,000,000 shares authorized; 115,201,260 shares issued and outstanding at April 30, 2013 and at January 31, 2013, respectively	115,201	115,201
Additional paid-in capital	2,609,586	2,534,588
Deficit accumulated during the exploration stage	(3,037,250)	(2,832,452)
Total stockholders' deficit	(290,463)	(160,663)
Total liabilities and stockholders' deficit	$265,864	$372,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

			April 19, 2004
	Three Months Ended		(Inception)
	April 30,		to April 30,
	2013	2012	2013

Expenses:
Mineral property expenses	$26,563	$63,003	$694,036
Bad debt expense	-	-	559,483
Depreciation expense	441	440	3,146
General and administrative expenses	219,630	540,759	3,375,620

Total operating expenses	246,634	604,202	4,632,285

Loss from operations	(246,634)	(604,202)	(4,632,285)

Other income (expenses):
Interest income	73	369	3,362
Interest expense	-	-	(1,763)
Realized and unrealized gain on derivatives, net	41,763	751,427	1,603,644
Amortization of debt discount	-	-	(9,618)
Foreign currency exchange loss	-	(221)	(590)

Total other income (expenses)	41,836	751,575	1,595,035

Net income (loss)	$(204,798)	$147,373	$(3,037,250)

Income (loss) per common share:
Income (loss) per common share – basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	115,201,260	112,159,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		April 19, 2004 (Inception)
	April 30,		to April 30,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$(204,798)	$147,373	$(3,037,250)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	441	440	3,146
Stock-based compensation	-	175,000	125,000
Stock-based compensation – related party	74,998	82,497	1,391,427
Amortization of debt discount	-	-	9,618
Unrealized and realized gain on derivatives, net	(41,763)	(751,427)	(1,603,644)
Changes in operating assets and liabilities:
Other receivables	-	5,907	-
Prepaid expenses	6,272	2,874	(10,011)
Prepaid expenses – related party	-	(9,000)	-
Accounts payable	17,204	(12,922)	6,323
Accounts payable – related party	33,886	67,080	293,424
Other accrued expenses – related party	13,500	13,500	70,142
Interest accrued on notes payable from related party	-	-	1,621
Net cash used in operating activities	(100,260)	(278,678)	(2,750,204)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(8,809)
Acquisition of mining rights	-	-	(70,000)
Net cash used in investing activities	-	-	(78,809)
Cash flows from financing activities:
Proceeds from related party loans	-	-	92,430
Proceeds from common and preferred stock issued, net of offering costs	-	168,250	2,958,523
Payments from cancellation of common stock	-	-	(63,000)
Net cash provided by financing activities	-	168,250	2,987,953
Net increase (decrease) in cash	(100,260)	(110,428)	158,940
Cash - beginning of period	259,200	828,181	-
Cash - end of period	$158,940	$717,753	$158,940

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash investing and financing activities:

Contributed capital – loss on extinguishment of debt owed to related party	$-	$-	$374
Debt discount due to derivative liabilities	$-	$-	$9,618
Contributed capital – payables settled by stockholder	$-	$-	$157,665
Issuance of common stock for convertible notes	$-	$-	$3,660
Re-class of derivatives related to convertible notes	$-	$-	$91,365
Issuance of derivative warrant instruments	$-	$101,985	$1,969,152
Related party note receivable write-off	$-	$-	$557,927
Common stock cancellation	$-	$-	$62,700
Issuance of common stock for acquisition of mining rights	$-	$-	$21,250

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of April 30, 2013 and 2012 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The consolidated financial statements as of and for the three months ended April 30, 2013 and 2012 are unaudited. In the opinion of management, these consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at January 31, 2013 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2013 as filed with the SEC.

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

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mineral Rights, Exploration and Development Costs

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. As of April 30, 2013 and January 31, 2013, the Company capitalized $91,250 of costs to acquire an interest in mineral rights related to the AuroTellurio Property (Note 5).

Under U.S. GAAP, all mineral exploration expenditures associated with efforts to search for and establish mineral reserves are expensed as incurred. Costs to acquire properties are capitalized. Mine development costs incurred to construct the infrastructure necessary to extract the reserves and prepare the mine for production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. For the three months ended April 30, 2013 and 2012, the Company recorded $26,563 and $63,003 of mineral exploration and development expenditures, respectively. These expenditures were expensed as incurred and recorded as mineral property expenses in the Company’s consolidated statements of expenses.

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

For the three months ended April 30, 2013 and 2012, the Company recorded $74,998 and $257,497 in stock-based compensation as a component of general and administrative expenses.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – EXPLORATION STAGE ACTIVITIES AND GOING CONCERN

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

The Company’s activities through April 30, 2013 have been supported by debt and equity financing. It has a cumulative loss since inception of $3,037,250 as of April 30, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

NOTE 5 – MINING RIGHTS

As of April 30, 2013 and January 31, 2013, the Company had $91,250 of mineral rights related to the AuroTellurio Property, discussed below.

On February 11, 2011, the Company entered into a property option agreement (the “AuroTellurio Option Agreement”) with Mexivada Mining Corp. (“Mexivada”) to acquire up to an 80% interest in Mexivada’s concessions comprising its AuroTellurio tellurium-gold-silver property (the “La Viuda Concessions,” the “AuroTellurio Property,” or the “Property”) in Mexico.

Under the terms of the AuroTellurio Option Agreement, the Company will acquire up to an 80% legal and beneficial ownership interest in the AuroTellurio Property by making certain cash payments and share issuances to Mexivada and incurring certain exploration expenditures on the Property. See Note 11 for the Company’s commitments under the AuroTellurio Option Agreement.

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

On the first anniversary of the closing, the first $750,000 requirement per year was reached by the Company, per the AuroTellurio Option Agreement (Note 11). The Company made a payment of $40,000 on August 10, 2012 and issued 250,000 shares on August 28, 2012, fair valued at $3,750, based on the market price on the date of issuance. Having met all the required conditions, the first 20% interest in the La Viuda Concessions has vested in the Company as of August 28, 2012.

NOTE 6 – RELATED PARTY TRANSACTIONS

Compensation of Officers and Directors

Officers and directors fees totaled $13,500 for the three months ended April 30, 2013 and 2012, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

As of April 30, 2013 and January 31, 2013, the Company owed its officers and directors $70,000 and $56,500, respectively, which were recorded as other accrued liabilities – related party in its consolidated balance sheets.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Fees

Effective December 1, 2010, the Company entered into a 12-month retainer agreement with a stockholder, pursuant to which the Company shall pay a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements. After the agreement expired in November 2011, the stockholder continued to provide these legal services on month-to-month basis with the fee subsequently increased to $6,000 per month. For the three months ended April 30, 2013 and 2012, the Company incurred $18,003 and $22,000, respectively, in legal fees and reimbursable expenses relating to these services, respectively.

The Company also paid legal fees (calculated and billed on an hourly basis) for the preparation and filing of its resale registration statement of the Form S-1 covering the shares of the Company’s common stock underlying the warrants contained in the units sold in the 2010/2011 private placement offering. For the three months ended April 30, 2013 and 2012, the Company incurred $30,582 and $26,440, respectively, in legal fees for preparation of its registration statements of the Form S-1.

The same stockholder also provides the Company with legal services related to general corporate matters, which are billed on hourly basis. During the three months ended April 30, 2013 and 2012, the Company incurred $2,538 and $16,141, respectively.

For the three months ended April 30, 2013 and 2012, the Company’s professional legal fees to the stockholder above totaled $51,123 and $64,580, respectively. The legal fees incurred were included as a component of general and administrative expenses. A total of $135,759 outstanding payable for legal services provided was included in the Company’s consolidated balance sheets as of April 30, 2013, compared to $101,873 outstanding as of January 31, 2013.

Consulting and Other Professional Fees

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with the auditors and financial statement preparers. The Company pays ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, ran for 12 months and was extended for an additional 12 months beginning January 1, 2012 and January 1, 2013. The Company incurred $18,000 in management fees for the three months ended April 30, 2013 and 2012, which were included as a component of general and administrative expenses. Additionally, the Company reimbursed ICS for the expenses related to the services provided of $1,292 and 5,793 for the three months ended April 30, 2013 and 2012, respectively. As of April 30, 2013 and January 31, 2013, the Company had no outstanding payables to ICS.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 6, 2011, the Company entered into a consulting agreement with a stockholder of the Company. The Company engaged the stockholder to provide certain consulting services related to the Company’s business for the period through June 5, 2013, for a monthly compensation fee of $6,000. Beginning February 6, 2012, the monthly consulting fee was reduced to $3,000 and then reversed back to $6,000 per month starting June 6, 2012. Additionally, in May 2012, the Company paid back the reduced fees for the months of March 2012 through May 2012 to the stockholder. The Company incurred $18,000 and $12,000 in consulting fees related to this agreement for the three months ended April 30, 2013 and 2012, respectively, which were included as a component of general and administrative expenses. As of April 30, 2013 and January 31, 2013, the Company recorded payables to the stockholder in the amount of $2,500.

NOTE 7 – DERIVATIVE LIABILITIES

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $848,433 at the balance sheet date as of April 30, 2012, and the Company recorded a $535,042 change in value of the derivative liability as unrealized gain in non-operating income for the three months ended April 30, 2012. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $215,069 and $246,355 as of April 30, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of April 30, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three months ended April 30, 2013.

The fair value of warrants issued in the December 2010 and January 2011 Unit Offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

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

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2011, the Company added to the Unit Offering a first over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 2011 grants were re-valued as being $121,475 at the balance sheet date as of April 30, 2012, and the Company recorded an $89,642 change in value as unrealized gain in non-operating income for the three months ended April 30, 2012. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $28,077 and $32,177 as of April 30, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of April 30, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three months ended April 30, 2013.

The fair value of warrants issued in the April 2011 Unit Offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

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

In June and July 2011, the Company closed its first and second over-allotment options. The Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $149,203 and $102,957 at the grant dates of June 15, 2011 and July 15, 2011, respectively. The grants were re-valued as being $125,898 at the balance sheet date as of April 30, 2012, and the Company recorded a $96,610 change in value as unrealized gain in non-operating income for the three months ended April 30, 2012. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $28,048 and $32,237 as of April 30, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of April 30, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three months ended April 30, 2013.

The fair value of warrants issued in the June and July 2011 Unit Offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

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

In March 2012, pursuant to a private placement offering, the Company issued 4,250,000 warrants to purchase 0.5 shares of common stock per unit. The Company recorded a derivative liability upon issuance of the warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $101,985 at the grant date of March 16, 2012. The grants were re-valued as being $71,852 at the balance sheet date as of April 30, 2012, and the Company recorded a $30,133 change in value as unrealized gain in non-operating income for the three months ended April 30, 2012. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $14,704 and $16,892 as of April 30, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of April 30, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three months ended April 30, 2013.

The fair value of warrants issued in the March 2012 Unit Offering has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	2,125,000
Market price of the Company’s common stock on the measurement date	$0.05
Exercise price	$0.06
Risk free interest rate (1)	0.37%
Dividend yield	0.00%
Volatility	295.28%
Expected exercise term in years	2.0

(1)	The risk-free interest rate was determined by management using the 2-year Treasury Bill yield as of the grant date.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 19, 2012, the Company amended the terms of the warrants issued during the 2010/2011 private placement offerings, such that (i) their term shall be extended for a period of an additional three years from its date of expiration as previously amended and (ii) the exercise price of all of the warrants, exercisable for an aggregate of 39,546,194 shares of common stock, including anti-dilution adjustments, sold in the Offering shall be reduced to $0.03 per whole share through the third year of the extended term of the warrants, then increased to $0.04 per whole share during the fourth year of the term and to $0.05 per whole share during the fifth year of the term. The valuation of the warrants at April 30, 2013 and January 31, 2013 reflects the new terms. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $271,194 and $310,769 as of April 30, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of April 30, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three months ended April 30, 2013.

During the fourth quarter of the year ended January 31, 2013, the Company completed a review of the valuation of its derivative warrant instruments. The Company determined that as a result of the aforementioned amendments to the exercise price during the year ended January 31, 2013, the Company should adopt the probability-weighted scenario analysis model for the year ended January 31, 2013. The estimated fair value of all derivative warrant instruments was calculated as being $285,898 and $327,661 at the balance sheet dates as of April 30, 2013 and January 31, 2013, respectively. The Company recorded a $41,763 net change in value of the derivative liability as unrealized gain in non-operating income for the three months ended April 30, 2013.

The following is a summary of the assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of the balance sheet dates as of April 30, 2013 and January 31, 2013, respectively:

	April 30, 2013	January 31, 2013

Common stock issuable upon exercise of warrants	41,671,195	41,671,195
Market price of the Company’s common stock on the measurement dates	$0.007	$0.008
Exercise price range	$0.03 - 0.06	$0.03 - 0.06
Risk free interest rate range (1)	0.32 - 0.50%	0.42 - 0.65%
Dividend yield	0.00%	0.00%
Volatility range	302.41 - 327.58%	306.62 - 327.98%
Expected exercise term in years	2.65 - 3.88	2.89 - 4.12

(1)	The risk-free interest rate was determined by management using the 3-year and the average of the 3- and 5-year Treasury Bill as of April 30, 2013 and January 31, 2013.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS

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

(Unaudited)

Cash, Prepaid expenses, Mining rights, Accounts payable, and Accrued liabilities

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2013 and January 31, 2013, respectively:

	Fair Value Measurements at April 30, 2013 and January 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability - April 30, 2013	$-	$-	$285,898	$285,898
Derivative liability - January 31, 2013	$-	$-	$327,661	$327,661

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended April 30,
	2013	2012
Derivative liabilities - beginning balance at January 31, 2013 and 2012	$327,661	$1,817,100
Additions	-	101,985
Reductions	-	-
Change in fair value	(41,763)	(751,427)
Derivative liabilities - ending balance at April 30, 2013 and 2012	$285,898	$1,167,658

Realized and unrealized gain on derivatives, net, included in earnings for the three months period ended April 30, 2013 and 2012	$41,763	$751,427

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – EQUITY

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

As of April 30, 2013, cumulatively, the Company has sold a total of 81,728,258 Units for a total price of $2,106,956. The Company incurred closing costs of $20,750, resulting in net proceeds from the Offering of $2,086,206.

AuroTellurio Acquisition

On August 28, 2012, the Company issued to Mexivada an additional 250,000 shares at $0.015 per share. The issued stock was fair valued at $3,750 based on the market price on the date of issuance.

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options

The Company has a stock-based compensation plan known as the 2007 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive and non-qualified stock options to acquire common shares in the capital of California Gold Corp. The number of shares authorized under the Plan is 16,000,000. As of April 30, 2013, 6,000,000 shares remain available for future grants under the Plan.

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to its employees and outside consultants. These options have a 10-year term and were granted with an exercise price of $0.09. One-third of these options, or 3,666,667, vested on the date of the grant, with the remaining two-thirds vesting on the first and second anniversaries of the date of grant. As of April 30, 2013, the total of 7,000,000 options vested, which included an additional 3,333,333 options vested on July 27, 2012, the first anniversary of the grant date. All vested options are exercisable, in full or in part, at any time after vesting, until termination. On May 4, 2012, one of the Company’s directors resigned and therefore, all his 666,667 non-vested options terminated on that date and his vested but unexercised options of 333,333 expired and were forfeited on August 4, 2012.

The Company recorded the stock-based compensation expense – related party attributable to options of $74,998 and $82,497 during the three months ended April 30, 2013 and 2012, respectively. As of April 30, 2013, there was approximately $74,998 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized during the second fiscal quarter of 2013.

Outstanding options had $0 intrinsic value at April 30, 2013, due to the exercise price being greater than the value of the Company’s common stock at the reporting date.

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

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In addition to a $30,000 cash payment and a 250,000 stock issuance made at the First Closing under the AuroTellurio Option Agreement on August 4, 2011 (Note 5), assuming the Company exercises its right to acquire each of the four twenty percent (20%) interests in the AuroTellurio Property, the Company will make the following cash payments and share issuances to Mexivada: (i) $40,000 and 250,000 shares on the first anniversary of the Closing; (ii) $50,000 and 300,000 shares on the second anniversary of the Closing; (iii) $70,000 and 350,000 shares on the third anniversary of the Closing; and (iv) $100,000 and 500,000 shares on the fourth anniversary of the Closing. In connection with the AuroTellurio Option Agreement, the Company will pay an aggregate total of $290,000 in cash and 1,650,000 common shares.

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

CALIFORNIA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of April 30, 2013, the Company incurred $694,036 since inception in its exploration and development expenditures, which are expensed as incurred. In addition to the Company’s mineral exploration expenditures, Mexivada accepted certain other Company expenses towards its minimum requirement of $750,000 per year, such as a percentage of its accounting, legal and consulting fees, compensation of its officers and directors, and management support services, which were included as a component of general and administrative expenses in the Company’s consolidated statements of expenses. Mexivada accepted approximately $1,089,407 of total expenses as of June 30, 2012 (the date of the Company’s expenses reviewed by Mexivada) and confirmed that the amounts over $750,000 will be applied towards the second-year requirements. Mexivada also confirmed that it will grant the 20% interest in the AutoTellurio project to the Company, after the Company makes the $40,000 cash payment and issues 250,000 of its shares to Mexivada in connection with the AuroTellurio Option agreement. The $40,000 payment was made on August 10, 2012 and the 250,000 shares were issued to Mexivada on August 28, 2012.

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

OVERVIEW

California Gold is an exploration stage mining company, whose principal focus is the identification, acquisition, and development of rare and precious metals mining properties in the Americas. We are still in the exploration stage and have not generated any revenues from our mining exploration activities.

The Mexivada Property Option Agreement

On February 11, 2011, we entered into a property option agreement (the “AuroTellurio Option Agreement”) with Mexivada Mining Corp. (“Mexivada”) to acquire up to an 80% interest in Mexivada’s La Viuda and La Viuda-1 concessions comprising its AuroTellurio tellurium-gold-silver property (the “La Viuda Concessions,” the “AuroTellurio Property” or, the “Property”) south of Moctezuma, Sonora, Mexico. Our primary focus is on the exploration and development of the La Viuda Concessions where, we believe, deposits of tellurium, gold and silver may exist in economically minable quantities.

Under the terms of the AuroTellurio Option Agreement, we will acquire up to an 80% legal and beneficial ownership interest in the AuroTellurio Property by, in addition to making certain cash payments and share issuances to Mexivada (as discussed above), incurring up to $3,000,000 in cumulative exploration expenditures on the Property over a four-year period at an investment rate of at least $750,000 per year. We will earn a 20% vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement by investing $750,000 in an exploration program (the “Exploration Program”) and up to an additional 60% interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program in each of the following three years, or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement. Each 20% interest will vest earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled.

Although we are acquiring up to an 80% interest in the La Viuda Concessions from Mexivada, neither we nor Mexivada owns the land where the Property is located. We have entered into a surface rights agreement with the local landowner enabling us to begin our exploration program. This agreement is renewable through May 16, 2014. If we need additional time after that date to continue our exploration program or if we discover meaningful quantities of minerals on the Property, we will need to further extend the surface rights exploration agreement or enter into additional agreements (whether lease or purchase) with the landowner to enable us to mine such minerals. There can be no assurance that the landowner will agree to such further agreements or, if he does, that they will be on terms economically acceptable to us. If we cannot reach an agreement with the land owner with respect to our future exploration or potential mining activities, we would not be able to continue with the AuroTellurio project, our business plan would be negatively impacted and our business prospects would be damaged.

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

The AuroTellurio Property Exploration Program

Recent Developments

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

We have completed the majority of Phase 1 of our exploration program including mapping, trenching and sampling programs, as well as gravity and magnetic geophysical surveys at the AuroTellurio Property.  We have renewed our surface rights agreement with the land owner in Moctezuma, where the La Viuda Concessions are located, to allow us to conduct our exploration of the La Viuda Concessions through May 16, 2013, and we have the option to further renew this agreement for an additional year. Our Phase I exploration activities have enabled us to delineate two primary drilling areas on the Property. We anticipate that that we will need approximately $350,000 for our Phase I drilling program at the La Viuda Concessions which, subject to raising the required funds, we expect to begin later in 2013. There can be no assurance, however, that we will be successful in raising the required drilling program funds. If we are unable to raise these funds, we will not be able to proceed with our Phase I drilling program and our entire investment in the AuroTellurio project and future business prospects will be jeopardized.

Results of Operations

Three Months Ended April 30, 2013 and 2012

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $246,634 and $604,202 for the three months ended April 30, 2013 and 2012, respectively. These expenses decreased during the three months ended April 30, 2013 by $357,568 or 59%, due to lower exploration expenses and general and administrative expenses we incurred during the three months ended April 30, 2013. Our exploration expenses amounted to $26,563 in the three months ended April 30, 2013 compared to $63,003 incurred during the three months ended April 30, 2012. This decrease was primarily due to our completion of the majority of Phase 1 of our 2011/2012 exploration program. Our general and administrative expenses amounted to $219,630 in the three months ended April 30, 2013 compared to $540,759 incurred during the three months ended April 30, 2012. The $321,129 decrease in overall general and administrative expenses was primarily attributable to a decrease in stock-based compensation; $74,998 for the three months ended April 30, 2013 when compared to $257,497 for the three months ended April 30, 2012.

In the three months ended April 30, 2013, we had non-operating income of $41,836, compared to non-operating income of $751,575 in the three months ended April 30, 2012. The overall decrease of $709,739 from the prior comparative period was primarily due to lower realized and unrealized gain on derivative instruments relating to the issuance of the warrants as a result of the private placement offerings completed in December 2010 and January 2011, and the over-allotments in April, June, and July 2011, as well as the March 2012 private placement offering. In the three months ended April 30, 2013 and 2012, we reported a $41,763 and $751,427 realized and unrealized gain on derivative warrant instruments, respectively.

We had a net loss of $204,798 for the three months ended April 30, 2013, compared to net income of $147,373 for the same period in 2012. The $352,171 decrease from net income to net loss over the same period in the prior year resulted primarily from the decrease in operating expenses, offset by the realized and unrealized gain on derivative warrant instruments discussed above.

We have generated no operating revenues and our net loss from inception through April 30, 2013 was $3,037,250.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of April 30, 2013 was $158,940, compared to $259,200 as of January 31, 2013.

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

We have filed a registration statement with the SEC to register for sale 100,000,000 shares of our common stock at an offering price of $0.005 per share. This registration statement has been declared effective by the SEC. Under this registration statement, there is no minimum number of shares of our common stock that we must sell and no guarantee that we will be able to sell any of these shares.

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

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2013, audited financial statements and notes thereto, which can be found in our Form 10-K filing on the SEC website at www.sec.gov under our SEC File Number 333-134549.

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

Under the supervision and with the participation of our senior management, consisting of James D. Davidson, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective.

As reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, our management has identified a control deficiency regarding inadequate accounting resources. Management believes that this material weakness is due to the small size of our accounting staff. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

Subject to availability of funds, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. If and when implemented, the internal accounting department will be responsible for performing regular internal audits over financial functions and other operation functions. As necessary, we will continue to engage consultants or an outside accounting firm in order to ensure proper accounting for our consolidated financial statements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our internal accounting staff consists of only one officer overseeing all transactions, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1.A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2013 Form 10-K under Part I, Item 1A, therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit
Number	Description

31.1/31.2	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32/2	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

*	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2013	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal
Executive Officer, Principal
Financial Officer

