Form 10-Q
period 2013-07-31
CALIFORNIA GOLD CORP.
filed 2013-09-24
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-54706

CALIFORNIA GOLD CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	83-483725
(State of Incorporation)	(IRS Employer Identification No.)

4515 Ocean View Blvd., Suite 305, La Cañada, CA 91011
(818) 542-6891
(Address of principal executive offices and telephone number)

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

There were 115,201,260 shares of common stock issued and outstanding as of September 23, 2013.

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

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2013	January 31, 2013

ASSETS

Current assets:
Cash	$44,584	$259,200
Prepaid expenses	9,370	16,283
Total current assets	53,954	275,483

Property and equipment, net	5,223	6,104
Mining rights	91,250	91,250
Total assets	$150,427	$372,837

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$67,390	$47,466
Accounts payable - related party	64,627	101,873
Derivative liabilities	410,129	327,661
Other accrued liabilities - related party	83,500	56,500
Total current liabilities	625,646	533,500
Total liabilities	625,646	533,500

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 22,000,000 shares authorized; 22,000,000 shares issued and outstanding at July 31, 2013 and at January 31, 2013, respectively	22,000	22,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 115,201,260 shares issued and outstanding at July 31, 2013 and at January 31, 2013, respectively	115,201	115,201
Additional paid-in capital	2,684,583	2,534,588
Deficit accumulated during the exploration stage	(3,297,003)	(2,832,452)
Total stockholders' deficit	(475,219)	(160,663)
Total liabilities and stockholders' deficit	$150,427	$372,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EXPENSES
 (Unaudited)

					April 19, 2004
	Three Months Ended		Six Months Ended		(Inception)
	July 31,		July 31,		to July 31,
	2013	2012	2013	2012	2013

Expenses:
Mineral property expenses	$3,361	$119,882	$29,924	$182,885	$697,397
Bad debt expense	-	-	-	-	559,483
Depreciation expense	440	441	881	881	3,586
General and administrative expenses	131,756	150,054	351,386	690,813	3,507,376

Total operating expenses	135,557	270,377	382,191	874,579	4,767,842

Loss from operations	(135,557)	(270,377)	(382,191)	(874,579)	(4,767,842)

Other income (expenses):
Interest income	35	305	108	674	3,397
Interest expense	-	-	-	-	(1,763)
Realized and unrealized gain (loss) on derivatives, net	(124,231)	930,571	(82,468)	1,681,998	1,479,413
Amortization of debt discount	-	-	-	-	(9,618)
Foreign currency exchange loss	-	-	-	(221)	(590)

Total other income (expenses)	(124,196)	930,876	(82,360)	1,682,451	1,470,839

Net income (loss)	$(259,753)	$660,499	$(464,551)	$807,872	$(3,297,003)

Income (loss) per common share:
Income (loss) per common share - basic and diluted	$(0.00)	$0.01	$(0.00)	$0.01

Weighted average number of common shares outstanding - basic and diluted	115,201,260	114,962,130	115,201,260	118,100,717

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		April 19, 2004 (Inception)
	July 31,		to July 31,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$(464,551)	$807,872	$(3,297,003)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	881	881	3,586
Stock-based compensation	-	125,000	125,000
Stock-based compensation - related party	149,995	157,782	1,466,424
Amortization of debt discount	-	-	9,618
Unrealized and realized (gain) loss on derivatives, net	82,468	(1,681,998)	(1,479,413)
Changes in operating assets and liabilities:
Other receivables	-	5,907	-
Prepaid expenses	6,913	(2,104)	(9,370)
Prepaid expenses - related party	-	-	-
Accounts payable	19,924	33,062	9,043
Accounts payable - related party	(37,246)	68,146	222,292
Other accrued expenses - related party	27,000	27,000	83,642
Interest accrued on notes payable from related party	-	-	1,621
Net cash used in operating activities	(214,616)	(458,452)	(2,864,560)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(8,809)
Acquisition of mining rights	-	-	(70,000)
Net cash used in investing activities	-	-	(78,809)
Cash flows from financing activities:
Proceeds from related party loans	-	-	92,430
Proceeds from common and preferred stock issued, net of offering costs	-	168,250	2,958,523
Payments from cancellation of common stock	-	-	(63,000)
Net cash provided by financing activities	-	168,250	2,987,953
Net increase (decrease) in cash	(214,616)	(290,202)	44,584
Cash - beginning of period	259,200	828,181	-
Cash - end of period	$44,584	$537,979	$44,584

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash investing and financing activities:

Contributed capital - loss on extinguishment of debt owed to related party	$-	$-	$374
Debt discount due to derivative liabilities	$-	$-	$9,618
Contributed capital - payables settled by stockholder	$-	$-	$157,665
Issuance of common stock for convertible notes	$-	$-	$3,660
Re-class of derivatives related to convertible notes	$-	$-	$91,365
Issuance of derivative warrant instruments	$-	$101,985	$1,969,152
Related party note receivable write-off	$-	$-	$557,927
Common stock cancellation	$-	$50,000	$62,700
Issuance of common stock for acquisition of mining rights	$-	$-	$21,250

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of July 31, 2013 and 2012 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The consolidated financial statements as of and for the three and six months ended July 31, 2013 and 2012 are unaudited. In the opinion of management, these consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at January 31, 2013 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2013 as filed with the SEC.

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

Mineral Rights, Exploration and Development Costs

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. As of July 31, 2013 and January 31, 2013, the Company capitalized $91,250 of costs to acquire an interest in mineral rights related to the AuroTellurio Property (Note 5).

Under U.S. GAAP, all mineral exploration expenditures associated with efforts to search for and establish mineral reserves are expensed as incurred. Costs to acquire properties are capitalized. Mine development costs incurred to construct the infrastructure necessary to extract the reserves and prepare the mine for production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. For the three months ended July 31, 2013 and 2012, the Company recorded $3,361 and $119,882 of mineral exploration and development expenditures, respectively. For the six months ended July 31, 2013 and 2012, the Company recorded $29,924 and $182,885 of mineral exploration and development expenditures, respectively. These expenditures were expensed as incurred and recorded as mineral property expenses in the Company’s consolidated statements of expenses.

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

For the three months ended July 31, 2013 and 2012, the Company recorded $74,998 and $75,285 in stock-based compensation, respectively. For the six months ended July 31, 2013 and 2012, the Company recorded $149,995 and $282,782 in stock-based compensation, respectively. The Company’s stock-based compensation was recorded as a component of general and administrative expenses.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

NOTE 4 - EXPLORATION STAGE ACTIVITIES AND GOING CONCERN

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

The Company’s activities through July 31, 2013 have been supported by debt and equity financing. It has a cumulative loss since inception of $3,297,003 as of July 31, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - MINING RIGHTS

As of July 31, 2013 and January 31, 2013, the Company had $91,250 of mineral rights related to the AuroTellurio Property, discussed below.

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

Mexivada and its Mexican subsidiary hold only the mineral rights in the AuroTellurio Property, which rights were granted by the government of Mexico. Neither Mexivada nor its Mexican subsidiary owns the real property rights to the land underlying the La Viuda Concessions. Prior to the first closing under the AuroTellurio Option Agreement on August 4, 2011, the Company obtained a surface rights agreement with the landowner on whose property the La Viuda Concessions are located to conduct its mineral exploration program. The agreement became effective June 17, 2011, runs for a term of 12 months, and may be extended for two additional years under the same terms. The Company will pay the land owner $14,400 for each year in which the Company carries out exploration work on this land. In June 2012, the agreement was extended for an additional year.

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

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

Compensation of Officers and Directors

Officers and directors fees totaled $13,500 and $13,500 for the three months ended July 31, 2013 and 2012, respectively. Officers and directors fees totaled $27,000 and $27,000 for the six months ended July 31, 2013 and 2012, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

As of July 31, 2013 and January 31, 2013, the Company owed its officers and directors $83,500 and $70,000, respectively, which were recorded as other accrued liabilities - related party in its consolidated balance sheets.

Legal Fees

Effective December 1, 2010, the Company entered into a 12-month retainer agreement with a stockholder, pursuant to which the Company shall pay a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements. After the agreement expired in November 2011, the stockholder continued to provide these legal services on a month-to-month basis, with the fee subsequently increased to $6,000 per month. For the three and six months ended July 31, 2013, the Company incurred $18,000 and $36,000 in legal fees relating to these services, respectively. For the three and six months ended July 31, 2012, the Company incurred $18,500 and $40,500 in legal fees under this agreement, respectively.

The Company also paid legal fees (calculated and billed on an hourly basis) for the preparation and filing of its resale registration statement of the Form S-1 covering the shares of the Company’s common stock underlying the warrants contained in the units sold in the 2010/2011 private placement offering. For the three and six months ended July 31, 2013, the Company incurred $69,234 and $99,816 in legal fees for preparation of its registration statements of the Form S-1, respectively. As of July 31, 2013, the stockholder provided a discount amounting to $57,005 for past legal fees. For the three and six months ended July 31, 2012, the Company incurred $12,337 and $38,777 in fees relating to these services, respectively.

The same stockholder also provides the Company with legal services related to general corporate matters, which are billed on an hourly basis. During the three months ended July 31, 2013 and 2012, the Company incurred $5,363 and $10,229, respectively. During the six months ended July 31, 2013 and 2012, the Company incurred $7,901 and $26,369, respectively.

For the three months ended July 31, 2013 and 2012, the Company’s professional legal fees to the stockholder above totaled $74,597 and $41,067, respectively. For the six months ended July 31, 2013 and 2012, the Company’s professional legal fees to the stockholder above totaled $107,717 and $105,646, respectively. The legal fees incurred were included as a component of general and administrative expenses. As of July 31, 2013, the stockholder provided a discount amounting to $57,005 for past legal fees related to the preparation of its registration statements of the Form S-1. A total of $64,627 outstanding payable for legal services provided was included in the Company’s consolidated balance sheets as of July 31, 2013, compared to $101,873 outstanding as of January 31, 2013.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consulting and Other Professional Fees

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website, and coordinating with the auditors and financial statement preparers. The Company pays ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, ran for 12 months and was extended for an additional 12 months beginning January 1, 2012 and January 1, 2013. The Company incurred $18,000 and $36,000 for the three and six months ended July 31, 2013, and $18,000 and $36,000 for the three and six months ended July 31, 2012, respectively, which were included as a component of general and administrative expenses. Additionally, the Company reimbursed ICS for the expenses related to the services provided of $814 and $2,106 for the three and six months ended July 31, 2013, respectively. The Company reimbursed ICS for the expenses related to the services provided of $3,346 and $9,139 for the three and six months ended July 31, 2012, respectively. As of July 31, 2013 and January 31, 2013, the Company had no outstanding payables to ICS.

On June 6, 2011, the Company entered into a consulting agreement with a stockholder of the Company. The Company engaged the stockholder to provide certain consulting services related to the Company’s business for the period through June 5, 2013, for a monthly compensation fee of $6,000. Beginning February 6, 2012, the monthly consulting fee was reduced to $3,000 and then reversed back to $6,000 per month starting June 6, 2012. Additionally, in May 2012, the Company paid back the reduced fees for the months of March 2012 through May 2012 to the stockholder. The Company incurred $18,000 and $36,000 in consulting fees related to this agreement for the three and six months ended July 31, 2013, respectively, which were included as a component of general and administrative expenses. For the three and six months ended July 31, 2012, the Company recorded $24,000 and $36,000, respectively, in consulting fees to this stockholder. As of July 31, 2013 and January 31, 2013, the Company recorded payables to the stockholder in the amount of $2,500.

NOTE 7 - DERIVATIVE LIABILITIES

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $137,866 at the balance sheet date as of July 31, 2012. The Company recorded a $710,567 and $1,245,609 change in value as unrealized gain in non-operating income for the three and six months ended July 31, 2012, respectively. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $308,513 and $246,355 as of July 31, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of July 31, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three and six months ended July 31, 2013.

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

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2011, the Company added to the Unit Offering a first over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 2011 grants were re-valued as being $36,993 at the balance sheet date as of July 31, 2012. The Company recorded an $84,482 and $174,124 change in value as unrealized gain in non-operating income for the three and six months ended July 31, 2012, respectively. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $40,176 and $32,177 as of July 31, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of July 31, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three and six months ended July 31, 2013.

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

In June and July 2011, the Company closed its first and second over-allotment options. The Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $149,203 and $102,957 at the grant dates of June 15, 2011 and July 15, 2011, respectively. The grants were re-valued as being $38,930 at the balance sheet date as of July 31, 2012.

The Company recorded an $86,968 and $183,578 change in value as unrealized gain in non-operating income for the three and six months ended July 31, 2012, respectively. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $40,388 and $32,237 as of July 31, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of July 31, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three and six months ended July 31, 2013.

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

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of February 1, 2012, the Company amended the terms of the warrants issued during the 2010/2011 private placement offerings, such that (i) their term has been extended by six months and (ii) one-half of the warrants (19,369,565) retain the exercise price of $0.125 per share, and the other one-half of the warrants (19,369,564) have an exercise price of $0.05 per share.

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

In March 2012, pursuant to a private placement offering, the Company issued 4,250,000 warrants to purchase 0.5 shares of common stock per unit. The Company recorded a derivative liability upon issuance of the warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $101,985 at the grant date of March 16, 2012. The grants were re-valued as being $23,299 at the balance sheet date as of July 31, 2012. The Company recorded a $48,553 change in value as unrealized gain in non-operating income for the three months ended July 31, 2012, and a $23,299 change in value as unrealized loss in non-operating income for the six months ended July 31, 2012. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $21,052 and $16,892 as of July 31, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of July 31, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three and six months ended July 31, 2013.

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

As of December 19, 2012, the Company amended the terms of the warrants issued during the 2010/2011 private placement offerings, such that (i) their term shall be extended for a period of an additional three years from its date of expiration as previously amended and (ii) the exercise price of all of the warrants, exercisable for an aggregate of 39,546,194 shares of common stock, including anti-dilution adjustments, sold in the Offering shall be reduced to $0.03 per whole share through the third year of the extended term of the warrants, then increased to $0.04 per whole share during the fourth year of the term, and to $0.05 per whole share during the fifth year of the term. The valuation of the warrants at July 31, 2013 and January 31, 2013 reflects the new terms. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $389,077 and $310,769 as of July 31, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of July 31, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three and six months ended July 31, 2013.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the fourth quarter of the year ended January 31, 2013, the Company completed a review of the valuation of its derivative warrant instruments. The Company determined that as a result of the aforementioned amendments to the exercise price during the year ended January 31, 2013, the Company should adopt the probability-weighted scenario analysis model for the year ended January 31, 2013. The estimated fair value of all derivative warrant instruments was calculated as being $410,129 and $327,661 at the balance sheet dates as of July 31, 2013 and January 31, 2013, respectively. The Company recorded an $82,468 net change in value of the derivative liability as unrealized loss in non-operating income for the six months ended July 31, 2013.

The following is a summary of the assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of the balance sheet dates as of July 31, 2013 and January 31, 2013, respectively:

	July 31, 2013	January 31, 2013

Common stock issuable upon exercise of warrants	41,671,195	41,671,195
Market price of the Company’s common stock on the measurement dates	0.010	0.008
Exercise price range	0.03 - 0.06	0.03 - 0.06
Risk free interest rate range (1)	0.61 - 0.99%	0.42 - 0.65%
Dividend yield	0.00%	0.00%
Volatility range	318.59 - 342.02%	306.62 - 327.98%
Expected exercise term in years	2.39 - 3.63	2.89 - 4.12

(1)	The risk-free interest rate was determined by management using the 3-year and the average of the 3- and 5-year Treasury Bill as of July 31, 2013 and January 31, 2013.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2013 and January 31, 2013, respectively:

	Fair Value Measurements at July 31, 2013 and January 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value

Derivative liability - July 31, 2013	$-	$-	$410,129	$410,129
Derivative liability - January 31, 2013	$-	$-	$327,661	$327,661

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Six Months Ended July 31,
	2013	2012
Derivative liabilities - beginning balance at January 31, 2013 and 2012	$327,661	$1,817,100
Additions	-	101,985
Reductions	-	-
Change in fair value	82,468	(1,681,998)
Derivative liabilities - ending balance at July 31, 2013 and 2012	$410,129	$237,087

Realized and unrealized gain (loss) on derivatives, net, included in earnings for the six-month periods ended July 31, 2013 and 2012	$(82,468)	$1,681,998

NOTE 9 - STOCK-BASED COMPENSATION

Stock Options

The Company has a stock-based compensation plan known as the 2007 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive and non-qualified stock options to acquire common shares in the capital of California Gold Corp. The number of shares authorized under the Plan is 16,000,000. As of July 31, 2013, 6,000,000 shares remain available for future grants under the Plan.

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to its employees and outside consultants. These options have a 10-year term and were granted with an exercise price of $0.09. One-third of these options, or 3,666,667, vested on the date of the grant, with the remaining two-thirds vesting on the first and second anniversaries of the date of grant. As of July 31, 2013, a total of 10,000,000 options had vested, which included an additional 3,333,333 options which vested on July 27, 2012, the first anniversary of the grant date, and an additional 3,333,333 options which vested on July 27, 2013, the second anniversary of the grant date. All vested options are exercisable, in full or in part, at any time after vesting, until termination. On May 4, 2012, one of the Company’s directors resigned and therefore, all of his 666,667 non-vested options terminated on that date and his vested but unexercised options totaling 333,333 expired and were forfeited on August 4, 2012.

The Company recorded the stock-based compensation expense - related party attributable to options of $74,998 and $149,995 during the three and six months ended July 31, 2013, respectively. The Company recorded the stock-based compensation expense - related party attributable to options of $75,284 and $157,782 during the three and six months ended July 31, 2012. As of July 31, 2013, there was no unrecognized compensation cost related to non-vested stock options. Outstanding options had $0 intrinsic value at July 31, 2013, due to the exercise price being greater than the value of the Company’s common stock at the reporting date.

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

The Company obtained a surface rights agreement, with the landowner on whose property the La Viuda Concessions are located, to conduct its mineral exploration program, effective June 17, 2011. The Company will pay the land owner $14,400 for each year in which the Company carries out exploration work on this land. The Company has completed the majority of Phase 1 of its 2011/2012 exploration program and has conducted mapping, trenching and sampling programs at the AuroTellurio Property, as well as gravity and magnetic geophysical surveys, including a helicopter-borne magnetics and radiometric survey, in preparation for an initial 3,000-meter drilling program that is planned for implementation in 2013.

As of July 31, 2013, the Company incurred approximately $1,500,000 since inception in its exploration and development expenditures, which are expensed as incurred. In addition to the Company’s mineral exploration expenditures, Mexivada accepted certain other Company expenses towards its minimum requirement of $750,000 per year, such as a percentage of its accounting, legal and consulting fees, compensation of its officers and directors, and management support services, which were included as a component of general and administrative expenses in the Company’s consolidated statements of expenses. Mexivada accepted approximately $1,089,407 of total expenses as of June 30, 2012 (the date in which the Company’s expenses were reviewed by Mexivada), and confirmed that the amounts over $750,000 would be applied towards the second-year requirements. Mexivada also confirmed that it would grant the first 20% interest in the AutoTellurio project to the Company, after the Company made the $40,000 cash payment and issued 250,000 of its shares to Mexivada in connection with the AuroTellurio Option agreement. The $40,000 payment was made on August 10, 2012 and the 250,000 shares were issued to Mexivada on August 28, 2012.

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

The AuroTellurio Property Exploration Program

Recent Developments

As of August 4, 2013, we had expended the required $750,000 in exploration program costs towards the second 20% interest.  Approximately $339,000 of this amount has already been approved by Mexivada as exploration expenses to be counted towards the second 20% interest in the La Viuda Concessions.  We expect that the balance of exploration expenses to be applied towards the second 20% interest in the La Viuda Concessions not yet approved by Mexivada will be so approved at or prior to the time we notify Mexivada that we have completed all requirements for the vesting of the second 20% interest, including the required exploration program expenditure of $750,000, and that we intend to exercise our option for the second 20% interest.

According to the terms of the AuroTellurio Option Agreement, in addition to completing the $750,000 exploration program expenditures by August 4, 2013, we were supposed to have paid Mexivada an additional $50,000 in cash and issued to Mexivada an additional 300,000 restricted shares of our common stock by that date.  As of this date, we have not made this $50,000 payment to Mexivada due to our limited funds and we have not yet issued the 300,000 additional shares.  We intend to renegotiate the terms and timing of these two deliverables with Mexivada.  Although there can be no assurance, we expect that Mexivada will agree to revised terms that will enable us to exercise our option for the second 20% interest in the La Viuda Concessions.

We have completed the majority of Phase 1 of our exploration program including mapping, trenching and sampling programs, as well as gravity and magnetic geophysical surveys at the AuroTellurio Property.  We renewed our surface rights agreement with the land owner in Moctezuma, where the La Viuda Concessions are located, to allow us to conduct our exploration of the La Viuda Concessions through May 16, 2013, and we have the option to further renew this agreement for an additional year, through May 2014.  We expect to renew this agreement once we have funds sufficient to proceed with our Phase I drilling program.  Our Phase I exploration activities have enabled us to delineate two primary drilling areas on the Property.  We anticipate that that we will need approximately $350,000 for our Phase I drilling program at the La Viuda Concessions which we expect to begin once we raise the required funds.  We have not raised any of these funds to date and there can be no assurance that we will be successful in raising the required drilling program funds.  If we are unable to raise these funds, we will not be able to proceed with our Phase I drilling program and our entire investment in the AuroTellurio project and future business prospects will be jeopardized.

Results of Operations

Three Months Ended July 31, 2013 and 2012

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $135,557 and $270,377 for the three months ended July 31, 2013 and 2012, respectively. These expenses decreased during the three months ended July 31, 2013 by $134,820 due to lower exploration expenses and general and administrative expenses we incurred during the three months ended July 31, 2013. Our exploration expenses amounted to $3,361 in the three months ended July 31, 2013, compared to $119,882 incurred during the three months ended July 31, 2012. This decrease was primarily due to our completion of the majority of Phase 1 of our 2011/2012 exploration program. Our general and administrative expenses amounted to $131,756 in the three months ended July 31, 2013, compared to $150,054 incurred during the three months ended July 31, 2012. The $18,298 decrease in overall general and administrative expenses was primarily attributable to an increase in stock-based compensation; $74,998 for the three months ended July 31, 2013, when compared to $75,285 for the three months ended July 31, 2012, which was offset by lower consulting expenses resulting from the overall decreased level of activity relating to our exploration activities in the AuroTellurio property in 2013.

In the three months ended July 31, 2013, we had non-operating loss of $124,196, compared to non-operating income of $930,876 in the three months ended July 31, 2012. The net overall decrease of $1,055,072 from the prior comparative period was primarily due to a realized and unrealized net loss on derivative instruments relating to the issuance of the warrants as a result of the private placement offerings completed in December 2010 and January 2011, and the over-allotments in April, June, and July 2011, as well as the March 2012 private placement offering. In the three months ended July 31, 2013 and 2012, we reported a $124,231 realized and unrealized net loss on derivative warrant instruments and a $930,571 realized and unrealized net gain on derivative warrant instruments, respectively.

We had a net loss of $259,753 for the three months ended July 31, 2013, compared to net income of $660,499 for the same period in 2012. The $920,252 net decrease from net income to net loss over the same period in the prior year resulted primarily from the realized and unrealized net gain to net loss position on derivative warrant instruments discussed above.

We have generated no operating revenues and our net loss from inception through July 31, 2013 was $3,297,003.

Six Months Ended July 31, 2013 and 2012

We incurred total operating expenses of $382,191 and $874,579 for the six months ended July 31, 2013 and 2012, respectively. The $492,388 decrease over the prior year was primarily due to decreased general and administrative expenses. General and administrative expenses decreased from $690,813 for the six months ended July 31, 2012 to $351,386 for the six months ended July 31, 2013, primarily due to lower consulting expenses resulting from the overall decreased level of activity relating to our exploration activities in the AuroTellurio Property in 2013. Accordingly, we incurred lower mineral property expenses relating to the AuroTellurio project during the six months ended July 31, 2013 compared to the same period last year. In addition, general and administrative expenses decreased primarily due to a decrease in stock-based compensation; $282,782 for the six months ended July 31, 2012 to $149,995 for the six months ended July 31, 2013. Our total mineral property expenses were $29,924 and $182,885 for the six months ended July 31, 2013 and 2012, respectively.

We also reported non-operating loss of $82,360 for the six months ended July 31, 2013, compared to non-operating income of $1,682,451 for the six months ended July 31, 2012. The net overall decrease of $1,764,811 over the prior year was primarily due to a $1,764,466 net decrease in realized and unrealized gain/loss on derivative warrants instruments, partially offset by a $221 foreign currency exchange loss incurred during the six months ended July 31, 2012, and a $566 decrease in interest income over the prior year.

Our net loss for the six months ended July 31, 2013 was $464,551, compared to net income of $807,872 for the six months ended July 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of July 31, 2013 was $44,584, compared to $259,200 as of January 31, 2013.

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

On December 19, 2012, our Board of Directors resolved to further amend the provisions of the warrants issued in the 2010/2011 Private Placement such that, effective as of December 19, 2012, (i) the term of each of the warrants has been extended for an additional three years and (ii) the exercise price of the warrants shall be reduced to $0.03 per whole share through the third year, $0.04 per whole share through the fourth year, and $0.05 per whole share through the fifth year.

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

As a result of the 2010/2011 Private Placement, we had sufficient funds to meet our first year requirements under the AuroTellurio Agreement, including the requirement that we invest $750,000 in the exploration program by August 4, 2012, and our second year requirement to invest $750,000 in the exploration program by August 4, 2013. If we determine to proceed with the exploration of the AuroTellurio Property after the second year, we will be required under the terms of the AuroTellurio Agreement to invest an additional $750,000 in the exploration program per year for each of the following two years. We currently do not have sufficient funds to make these expenditures. We will also be required to pay Mexivada $40,000 upon the first anniversary of the First Closing, which amount we have already paid, $50,000 upon the second anniversary of the First Closing, which amount we have not yet paid, $70,000 upon the third anniversary of the First Closing, and $100,000 upon the fourth anniversary of the First Closing, for a total of $220,000 in payments yet to be made. We will also need additional funds for working capital purposes. We do not have this capital at this time and we will have to raise these amounts, plus additional amounts for general working capital purposes, in the capital markets.

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

Phase I Drilling Program Needs

We have determined to proceed with the exploration of the AuroTellurio Property into the second year, for the second 20% interest in the La Viuda Concessions. Most immediately, we need to raise at least $350,000 to begin and fund our AuroTellurio Phase I drilling program. We currently do not have sufficient capital to finance this drilling program.

We filed a registration statement with the SEC to register for sale 100,000,000 shares of our common stock at an offering price of $0.005 per share. This registration statement was declared effective by the SEC on May 22, 2013. Under this registration statement, there is no minimum number of shares of our common stock that we must sell and no guarantee that we will be able to sell any of these shares.

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

We are calculating a monthly overhead cost, at a reduced level of operations, of approximately $25,000 per month. Under the 25% scenario, we would have sufficient net funds from the offering to support this overhead burn rate for approximately two months, while under the 50% scenario, we would have overhead funds from the offering sufficient for approximately seven months. We estimate environmental remediation costs of $15,000 if we are forced due to lack of funds to terminate our AuroTellurio exploration project prior to beginning our Phase I drilling program and $80,000 if we determine to terminate our exploration project after we complete the Phase I drilling program.

If we net less than $350,000 from the sale of our shares in the offering, we will be required to raise additional funds to meet the minimum estimated $350,000 cost requirements of our phase I Drilling Program and to cover overhead costs. There can be no assurances that we will be able to raise these funds at all, or at a reasonable cost to us. If we are not able to raise these funds, we may have to scale back or curtail entirely our Phase I drilling program. To date, we have not sold any shares in the offering.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2013, audited financial statements and notes thereto, which can be found in our Form 10-K filing on the SEC website at www.sec.gov under our SEC File Number 000-54706.

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
______________________
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

Date: September 24, 2013	California Gold Corp.

	By	/s/ James D. Davidson
James D. Davidson
President, Treasurer, Principal
Executive Officer, Principal
Financial Officer