Form 10-Q
period 2013-10-31
CALIFORNIA GOLD CORP.
filed 2013-12-23
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013
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

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☑
(Do not check if a smaller Reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

There were 115,201,260 shares of common stock issued and outstanding as of December 23, 2013.

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

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2013	January 31, 2013

ASSETS

Current assets:
Cash	$67	$259,200
Prepaid expenses	9,370	16,283
Total current assets	9,437	275,483

Property and equipment, net	4,782	6,104
Mining rights	91,250	91,250
Total assets	$105,469	$372,837

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$44,061	$47,466
Accounts payable - related party	96,566	101,873
Derivative liabilities	141,065	327,661
Other accrued liabilities - related party	97,000	56,500
Total current liabilities	378,692	533,500
Total liabilities	378,692	533,500

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 22,000,000 shares authorized; 22,000,000 shares issued and outstanding at October 31, 2013 and at January 31, 2013, respectively	22,000	22,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 115,201,260 shares issued and outstanding at October 31, 2013 and at January 31, 2013, respectively	115,201	115,201
Additional paid-in capital	2,687,083	2,534,588
Deficit accumulated during the exploration stage	(3,097,507)	(2,832,452)
Total stockholders' deficit	(273,223)	(160,663)
Total liabilities and stockholders' deficit	$105,469	$372,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EXPENSES
 (Unaudited)

					April 19, 2004
	Three Months Ended		Nine Months Ended		(Inception)
	October 31,		October 31,		to October 31,
	2013	2012	2013	2012	2013

Expenses:
Mineral property expenses	$16,437	$37,987	$46,361	$220,872	$713,834
Bad debt expense	-	-	-	-	559,483
Depreciation expense	440	440	1,321	1,321	4,026
General and administrative expenses	65,035	170,803	416,421	861,616	3,572,411

Total operating expenses	81,912	209,230	464,103	1,083,809	4,849,754

Loss from operations	(81,912)	(209,230)	(464,103)	(1,083,809)	(4,849,754)

Other income (expenses):
Interest income	6	154	114	828	3,403
Interest expense	-	-	-	-	(1,763)
Realized and unrealized gain (loss) on derivatives, net	269,064	157,765	186,596	1,839,763	1,748,477
Gain on settlement of debt	12,338	-	12,338	-	12,338
Amortization of debt discount	-	-	-	-	(9,618)
Foreign currency exchange loss	-	(369)	-	(590)	(590)

Total other income (expenses)	281,408	157,550	199,048	1,840,001	1,752,247

Net income (loss)	$199,496	$(51,680)	$(265,055)	$756,192	$(3,097,507)

Income (loss) per common share:
Income (loss) per common share - basic and diluted	$0.00	$(0.00)	$(0.00)	$0.01

Weighted average number of common shares outstanding - basic and diluted	115,201,260	115,127,084	115,201,260	114,132,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		April 19, 2004 (Inception)
	October 31,		to October 31,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$(265,055)	$756,192	$(3,097,507)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,322	1,321	4,027
Stock-based compensation	-	125,000	125,000
Stock-based compensation - related party	149,995	232,779	1,466,424
Amortization of debt discount	-	-	9,618
Gain on settlement of accounts payable - related party	(12,338)	-	(12,338)
Unrealized and realized (gain) loss on derivatives, net	(186,596)	(1,839,763)	(1,748,477)
Changes in operating assets and liabilities:
Other receivables	-	5,907	-
Prepaid expenses	6,913	4,748	(9,370)
Prepaid expenses - related party	-	-	-
Accounts payable	8,933	33,561	(1,948)
Accounts payable - related party	(2,807)	67,682	256,731
Other accrued expenses - related party	40,500	40,500	97,142
Interest accrued on notes payable from related party	-	-	1,621
Net cash used in operating activities	(259,133)	(572,073)	(2,909,077)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(8,809)
Acquisition of mining rights	-	(40,000)	(70,000)
Net cash used in investing activities	-	(40,000)	(78,809)
Cash flows from financing activities:
Proceeds from related party loans	-	-	92,430
Proceeds from common and preferred stock issued, net of offering costs	-	168,250	2,958,523
Payments from cancellation of common stock	-	-	(63,000)
Net cash provided by financing activities	-	168,250	2,987,953
Net increase (decrease) in cash	(259,133)	(443,823)	67
Cash - beginning of period	259,200	828,181	-
Cash - end of period	$67	$384,358	$67

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash investing and financing activities:

Contributed capital - loss on extinguishment of debt owed to related party	$-	$-	$374
Debt discount due to derivative liabilities	$-	$-	$9,618
Contributed capital - payables settled by stockholder	$-	$-	$157,665
Issuance of common stock for convertible notes	$-	$-	$3,660
Re-class of derivatives related to convertible notes	$-	$-	$91,365
Issuance of derivative warrant instruments	$-	$101,985	$1,969,152
Related party note receivable write-off	$-	$-	$557,927
Common stock cancellation	$-	$1,000	$62,700
Issuance of common stock for acquisition of mining rights	$-	$3,750	$21,250
Settlement of related party debt	$2,500	$-	$2,500

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of October 31, 2013 and 2012 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The consolidated financial statements as of and for the three and nine months ended October 31, 2013 and 2012 are unaudited. In the opinion of management, these consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at January 31, 2013 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2013 as filed with the SEC.

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

Mineral Rights, Exploration and Development Costs

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. As of October 31, 2013 and January 31, 2013, the Company capitalized $91,250 of costs to acquire an interest in mineral rights related to the AuroTellurio Property (Note 5).

Under U.S. GAAP, all mineral exploration expenditures associated with efforts to search for and establish mineral reserves are expensed as incurred. Costs to acquire properties are capitalized. Mine development costs incurred to construct the infrastructure necessary to extract the reserves and prepare the mine for production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. For the three months ended October 31, 2013 and 2012, the Company recorded $16,437 and $37,987 of mineral exploration and development expenditures, respectively. For the nine months ended October 31, 2013 and 2012, the Company recorded $46,361 and $220,872 of mineral exploration and development expenditures, respectively. These expenditures were expensed as incurred and recorded as mineral property expenses in the Company’s consolidated statements of expenses.

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

For the three months ended October 31, 2013 and 2012, the Company recorded $0 and $74,997 in stock-based compensation, respectively. For the nine months ended October 31, 2013 and 2012, the Company recorded $149,995 and $357,779 in stock-based compensation, respectively. The Company’s stock-based compensation was recorded as a component of general and administrative expenses.

New Accounting Pronouncements

The Company does not expect that adoption of the new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

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

The Company’s activities through October 31, 2013 have been supported by debt and equity financing. It has a cumulative loss since inception of $3,097,507 as of October 31, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

NOTE 5 - MINING RIGHTS

As of October 31, 2013 and January 31, 2013, the Company had $91,250 of mineral rights related to the AuroTellurio Property, discussed below.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Compensation of Officers and Directors

Officers and directors fees totaled $13,500 and $13,500 for the three months ended October 31, 2013 and 2012, respectively. Officers and directors fees totaled $40,500 and $27,000 for the nine months ended October 31, 2013 and 2012, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

As of October 31, 2013 and January 31, 2013, the Company owed its officers and directors $97,000 and $56,500, respectively, which were recorded as other accrued liabilities - related party in its consolidated balance sheets.

Legal Fees

Effective December 1, 2010, the Company entered into a 12-month retainer agreement with a stockholder, pursuant to which the Company shall pay a monthly fee of $5,500 for providing legal services relating to SEC regulatory compliance and reporting requirements. After the agreement expired in November 2011, the stockholder continued to provide these legal services on a month-to-month basis, with the fee subsequently increased to $6,000 per month. For the three and nine months ended October 31, 2013, the Company incurred $12,002 and $54,191 in legal fees relating to these services, respectively. For the three and nine months ended October 31, 2012, the Company incurred $18,000 and $58,500 in legal fees under this agreement, respectively.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company also paid legal fees (calculated and billed on an hourly basis) for the preparation and filing of its resale registration statement of the Form S-1 covering the shares of the Company’s common stock underlying the warrants contained in the units sold in the 2010/2011 private placement offering. For the three and nine months ended October 31, 2013, the Company incurred $0 and $99,816 in legal fees for preparation of its registration statements of the Form S-1, respectively. As of October 31, 2013, the stockholder provided a discount amounting to $57,005 for past legal fees. For the three and nine months ended October 31, 2012, the Company incurred $238 and $39,014 in fees relating to these services, respectively.

The same stockholder also provides the Company with legal services related to general corporate matters, which are billed on an hourly basis. During the three months ended October 31, 2013 and 2012, the Company incurred $3,732 and $3,465, respectively. During the nine months ended October 31, 2013 and 2012, the Company incurred $11,632 and $29,835, respectively.

For the three months ended October 31, 2013 and 2012, the Company’s professional legal fees to the stockholder above totaled $15,734 and $21,703, respectively. For the nine months ended October 31, 2013 and 2012, the Company’s professional legal fees to the stockholder above totaled $165,639 and $143,342, respectively. The legal fees incurred were included as a component of general and administrative expenses. As of October 31, 2013, the stockholder provided a discount amounting to $57,005 for past legal fees related to the preparation of its registration statements of the Form S-1. A total of $77,862 outstanding payable for legal services provided was included in the Company’s consolidated balance sheets as of October 31, 2013, compared to $101,873 outstanding as of January 31, 2013.

Consulting and Other Professional Fees

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website, and coordinating with the auditors and financial statement preparers. The Company pays ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, ran for 12 months and was extended for an additional 12 months beginning January 1, 2013 and January 1, 2014. The Company incurred $18,000 and $54,000 for the three and nine months ended October 31, 2013, and $18,000 and $54,000 for the three and nine months ended October 31, 2012, respectively, which were included as a component of general and administrative expenses. Additionally, the Company reimbursed ICS for the expenses related to the services provided of $704 and $2,810 for the three and nine months ended October 31, 2013, respectively. The Company reimbursed ICS for the expenses related to the services provided of $1,237 and $10,376 for the three and nine months ended October 31, 2012, respectively. As of October 31, 2013 and January 31, 2013, the Company had $18,704 and $0 outstanding payables to ICS.

On June 6, 2011, the Company entered into a consulting agreement with a stockholder of the Company. The Company engaged the stockholder to provide certain consulting services related to the Company’s business for the period through June 5, 2013, for a monthly compensation fee of $6,000. Beginning February 6, 2012, the monthly consulting fee was reduced to $3,000 and then reversed back to $6,000 per month starting June 6, 2012. Additionally, in May 2012, the Company paid back the reduced fees for the months of March 2012 through May 2012 to the stockholder. The Company incurred $0 and $36,000 in consulting fees related to this agreement for the three and nine months ended October 31, 2013, respectively, which were included as a component of general and administrative expenses. For the three and nine months ended October 31, 2012, the Company recorded $18,000 and $54,500, respectively, in consulting fees to this stockholder. On October 9, 2013, the Company and the stockholder entered into a settlement agreement, in which the Company was deemed by the stockholder to have paid in full and fully satisfied all debts and obligations owed to the stockholder by the Company with respect to the aforementioned June 6, 2011 consulting agreement. The accounts payable - related party amount as of October 9, 2013, totaling $2,500, was settled and considered a contribution to capital. As of October 31, 2013 and January 31, 2013, the Company recorded payables to the stockholder in the amount of $0 and $2,500, respectively.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - VENDOR RELEASE AND SETTLEMENTS

On October 8, 2013, the Company and a third party vendor entered into a settlement agreement, in which the Company was deemed by the third party vendor to have paid in full and fully satisfied all debts and obligations owed to the third party vendor by the Company with respect to a geophysical services agreement dated May 15, 2012 upon receipt of a $3,000 payment. The third party vendor received the aforementioned payment and the remaining accounts payable amount as of October 8, 2013, totaling $12,338, was settled and a gain was recorded.

On October 9, 2013, the Company and a stockholder entered into a settlement agreement, in which the Company was deemed by the stockholder to have paid in full and fully satisfied all debts and obligations owed to the stockholder by the Company with respect to a consulting agreement dated June 6, 2011. The accounts payable - related party amount as of October 9, 2013, totaling $2,500, was settled and considered a contribution to capital. See Note 6.

Also on October 9, 2013, the Company and certain of its employees and outside consultants entered into settlement agreements, in which the Company was deemed by the employees and outside consultants to have paid in full and fully satisfied all debts and obligations owed to the employees and outside consultants by the Company upon receipt of restricted shares of common stock, totaling 9,900,000 shares, with respect to past consulting agreements. As the shares had not been received as of the period ended October 31, 2013, the settlement transaction need not be accounted for as of October 31, 2013.

On October 24, 2013, the Company and a stockholder entered into a settlement agreement, in which the Company was deemed by the stockholder to have paid in full and fully satisfied all debts and obligations owed to the stockholder by the Company upon receipt of the Company’s to be authorized Series B Preferred Stock shares on a post 1:1,000 reverse split basis (subject to adjustment for a change in the reverse split ratio), with a 9.99% blocker, with respect to legal services provided to the Company by the stockholder. As the shares had not been received as of the period ended October 31, 2013, the settlement transaction was not accounted for as of October 31, 2013.

NOTE 8 - DERIVATIVE LIABILITIES

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $12,691 at the balance sheet date as of October 31, 2012. The Company recorded a $125,175 and $1,370,784 change in value as unrealized gain in non-operating income for the three and nine months ended October 31, 2012, respectively. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $105,803 and $246,355 as of October 31, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of October 31, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three and nine months ended October 31, 2013.

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

In April 2011, the Company added to the Unit Offering a first over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 2011 grants were re-valued as being $16,934 at the balance sheet date as of October 31, 2012. The Company recorded a $20,058 and $194,183 change in value as unrealized gain in non-operating income for the three and nine months ended October 31, 2012, respectively. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $13,952 and $32,177 as of October 31, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of October 31, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three and nine months ended October 31, 2013.

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

In June and July 2011, the Company closed its first and second over-allotment options. The Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $149,203 and $102,957 at the grant dates of June 15, 2011 and July 15, 2011, respectively. The grants were re-valued as being $26,389 at the balance sheet date as of October 31, 2012. The Company recorded a $12,541 and $196,119 change in value as unrealized gain in non-operating income for the three and nine months ended October 31, 2012, respectively. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $13,961 and $32,237 as of October 31, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of October 31, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three and nine months ended October 31, 2013.

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

As of February 1, 2012, the Company amended the terms of the warrants issued during the 2010/2011 private placement offerings, such that (i) their term has been extended by nine months and (ii) one-half of the warrants (19,369,565) retain the exercise price of $0.125 per share, and the other one-half of the warrants (19,369,564) have an exercise price of $0.05 per share.

As a result of the issuance of the March 2012 Units at $0.04 per unit, a weighted average anti-dilution adjustment was made with respect to those warrants exercisable for 19,369,565 of the shares being offered at the original exercise price of $0.125 per share. Since the $0.04 price per unit of the March 2012 Units was lower than the $0.125 warrant exercise price, the exercise price with respect to these 19,369,565 warrants was lowered to $0.12, post March 2012 Unit Offering, and the aggregate number of shares issuable upon exercise of these warrants was increased to 20,176,630. Because the anti-dilution provisions of the warrants call for rounding to the nearest cent, no adjustments were required for the other 19,369,564 warrants, which have an exercise price of $0.05 per share.

In March 2012, pursuant to a private placement offering, the Company issued 4,250,000 warrants to purchase 0.5 shares of common stock per unit. The Company recorded a derivative liability upon issuance of the warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $101,985 at the grant date of March 16, 2012. The grants were re-valued as being $ 23,308 at the balance sheet date as of October 31, 2012. The Company recorded a $9 change in value as unrealized loss in non-operating income for the three months ended October 31, 2012, and a $78,677 change in value as unrealized gain in non-operating income for the nine months ended October 31, 2012. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $7,349 and $16,892 as of October 31, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of October 31, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three and nine months ended October 31, 2013.

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

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 19, 2012, the Company amended the terms of the warrants issued during the 2010/2011 private placement offerings, such that (i) their term shall be extended for a period of an additional three years from its date of expiration as previously amended and (ii) the exercise price of all of the warrants, exercisable for an aggregate of 39,546,194 shares of common stock, including anti-dilution adjustments, sold in the Offering shall be reduced to $0.03 per whole share through the third year of the extended term of the warrants, then increased to $0.04 per whole share during the fourth year of the term, and to $0.05 per whole share during the fifth year of the term. The valuation of the warrants at October 31, 2013 and January 31, 2013 reflects the new terms. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as being $133,716 and $310,769 as of October 31, 2013 and January 31, 2013, respectively (See the Company’s model review and summary of October 31, 2013 and January 31, 2013 assumptions below). The Company recorded the change in value of the derivative liability in non-operating income for the three and nine months ended October 31, 2013.

During the fourth quarter of the year ended January 31, 2013, the Company completed a review of the valuation of its derivative warrant instruments. The Company determined that as a result of the aforementioned amendments to the exercise price during the year ended January 31, 2013, the Company should adopt the probability-weighted scenario analysis model for the year ended January 31, 2013. The estimated fair value of all derivative warrant instruments was calculated as being $141,065 and $327,661 at the balance sheet dates as of October 31, 2013 and January 31, 2013, respectively. The Company recorded an $186,596 net change in value of the derivative liability as unrealized gain in non-operating income for the nine months ended October 31, 2013.

The following is a summary of the assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of the balance sheet dates as of October 31, 2013 and January 31, 2013, respectively:

	October 31, 2013	January 31, 2013

Common stock issuable upon exercise of warrants	41,671,195	41,671,195
Market price of the Company’s common stock on the measurement dates	0.004	0.008
Exercise price range	0.03 - 0.06	0.03 - 0.06
Risk free interest rate range (1)	0.31 - 0.76%	0.42 - 0.65%
Dividend yield	0.00%	0.00%
Volatility range	326.14 - 351.69%	306.62 - 327.98%
Expected exercise term in years	2.14 - 3.38	2.89 - 4.12

(1)	The risk-free interest rate was determined by management using the 3-year and the average of the 3- and 5-year Treasury Bill as of October 31, 2013 and January 31, 2013.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FAIR VALUE MEASUREMENTS

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

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2013 and January 31, 2013, respectively:

	Fair Value Measurements at October 31, 2013 and January 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value

Derivative liability - October 31, 2013	$-	$-	$141,065	$141,065
Derivative liability - January 31, 2013	$-	$-	$327,661	$327,661

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Nine Months Ended October 31,
	2013	2012
Derivative liabilities - beginning balance at January 31, 2013 and 2012	$327,661	$1,817,100
Additions	-	101,985
Reductions	-	-
Change in fair value	(186,596)	(1,839,763)
Derivative liabilities - ending balance at October 31, 2013 and 2012	$141,065	$79,322

Realized and unrealized gain (loss) on derivatives, net, included in earnings for the nine-month periods ended October 31, 2013 and 2012	$186,596	$1,839,763

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - STOCK-BASED COMPENSATION

Stock Options

The Company has a stock-based compensation plan known as the 2007 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive and non-qualified stock options to acquire common shares in the capital of California Gold Corp. The number of shares authorized under the Plan is 16,000,000. As of October 31, 2013, 6,000,000 shares remain available for future grants under the Plan.

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to its employees and outside consultants. These options have a 10-year term and were granted with an exercise price of $0.09. One-third of these options, or 3,666,667, vested on the date of the grant, with the remaining two-thirds vesting on the first and second anniversaries of the date of grant. As of October 31, 2013, a total of 10,000,000 options had vested, which included an additional 3,333,333 options which vested on July 27, 2012, the first anniversary of the grant date, and an additional 3,333,333 options which vested on July 27, 2013, the second anniversary of the grant date. All vested options are exercisable, in full or in part, at any time after vesting, until termination. On May 4, 2012, one of the Company’s directors resigned and therefore, all of his 666,667 non-vested options terminated on that date and his vested but unexercised options totaling 333,333 expired and were forfeited on August 4, 2012.

The Company recorded the stock-based compensation expense - related party attributable to options of $0 and $149,995 during the three and nine months ended October 31, 2013, respectively. The Company recorded the stock-based compensation expense - related party attributable to options of $74,997 and $232,779 during the three and nine months ended October 31, 2012. As of October 31, 2013, there was no unrecognized compensation cost related to non-vested stock options. Outstanding options had $0 intrinsic value at October 31, 2013, due to the exercise price being greater than the value of the Company’s common stock at the reporting date.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

On October 24, 2013, the Company entered into an amendment (the “Amendment”) to its AuroTellurio Option Agreement pursuant to which Mexivada agreed to accept a cash payment of $17,500, instead of the $50,000 specified in the original AuroTellurio Option Agreement, as payment in full of the cash payment required to be made to Mexivada in connection with the vesting of the second 20% interest in the La Viuda Concessions.  Additionally, according to the Amendment, Mexivada agreed to waive, with respect to the second 20% interest, the requirement set forth in the AuroTellurio Option Agreement, that the Company issue to Mexivada 300,000 shares of the Company’s common stock, and the Amendment extends the second 20% interest due date for a period of 12 months, until August 4, 2014. The Amendment does not modify the cash payment and stock issuance requirements of the AuroTellurio Option Agreement relating to the two remaining 20% interests. It does, however, extend payment and issuance dates for each of the third and fourth 20% interest blocks by one year.

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

The Company obtained a surface rights agreement, with the landowner on whose property the La Viuda Concessions are located, to conduct its mineral exploration program, effective June 17, 2011. The Company will pay the land owner $14,400 for each year in which the Company carries out exploration work on this land. The Company has completed the majority of Phase 1 of its 2011/2012 exploration program and has conducted mapping, trenching and sampling programs at the AuroTellurio Property, as well as gravity and magnetic geophysical surveys, including a helicopter-borne magnetics and radiometric survey, in preparation for an initial 3,000-meter drilling program that is planned for implementation in 2013 or 2014.

As of October 31, 2013, the Company incurred approximately $1,500,000 since inception in its exploration and development expenditures, which are expensed as incurred. In addition to the Company’s mineral exploration expenditures, Mexivada accepted certain other Company expenses towards its minimum requirement of $750,000 per year, such as a percentage of its accounting, legal and consulting fees, compensation of its officers and directors, and management support services, which were included as a component of general and administrative expenses in the Company’s consolidated statements of expenses. Mexivada accepted approximately $1,089,407 of total expenses as of June 30, 2012 (the date in which the Company’s expenses were reviewed by Mexivada), and confirmed that the amounts over $750,000 would be applied towards the second-year requirements. Mexivada also confirmed that it would grant the first 20% interest in the AutoTellurio project to the Company, after the Company made the $40,000 cash payment and issued 250,000 of its shares to Mexivada in connection with the AuroTellurio Option agreement. The $40,000 payment was made on August 10, 2012 and the 250,000 shares were issued to Mexivada on August 28, 2012.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

Option Surrender Agreements

On November 7, 2013, the Company entered into option surrender agreements with its employees and outside consultants (together, the “Optionees”) pursuant to which the Optionees irrevocably agreed to surrender (the “Option Surrender”) to the Company for cancellation, without any further actions on their part, options granted to each of them under the Company’s 2007 Stock Option Plan (the “Plan”) exercisable for, in the aggregate, 10,000,000 shares of its common stock. Following this Option Surrender, there were no options outstanding under the Plan.

Private Placement of Convertible Promissory Notes

On November 15, 2013, the Company held a closing of a private placement offering (the “November 2013 Offering”) pursuant to which it sold to various accredited investors (collectively, the “Investors”) $325,000 in principal amount of its 10% convertible promissory notes (the “Notes”) and warrants (the “Warrants”).

The Notes bear interest at a 10% annual interest rate and mature two (2) years from the date of issuance. The Notes contain a mandatory conversion provision providing that upon the Company’s filing of a Certificate of Designation of Series B Convertible Preferred Stock with the Secretary of State of the State of Nevada, all of the outstanding principal amount of, and accrued but unpaid interest on, the Notes will automatically, without the necessity of any action by the Investors or the Company, convert into shares of its to be authorized Series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), at a conversion price of $0.001 per share (the “Conversion Price”). The Conversion Price is subject to adjustment for a planned reverse stock split (the “Reverse Split”) at a ratio of 1,000 to 1 such that the Conversion Price, post-Reverse Split, will be $1.00 per share (subject to further adjustment upon a possible change in the Reverse Split ratio).

Each share of Series B Preferred Stock will be convertible at any time into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price as adjusted for the Reverse Split, subject to a 9.99% conversion blocker. Each share of Series B Preferred Stock will participate in dividends and other distributions on an equivalent basis with the Company’s Common Stock. Holders of Series B Preferred Stock shall vote together with the holders of Common Stock as a single class, and each holder of outstanding shares of Series B Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on a particular matter.

The Warrants entitle the Investors to purchase one thousand (1,000) shares of Common Stock for each $1.00 principal amount of the Notes purchased, at an exercise price (the “Exercise Price”) of $0.001 per share. The Exercise Price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment for the planned Reverse Split at a ratio of 1,000 to 1 such that the Exercise Price, post-Reverse Split, will be $1.00 per share and the number of shares of Common Stock issuable upon exercise of the Warrants will be 325,000 (subject to further adjustment upon a possible change in the Reverse Split ratio). The Warrants will be exercisable from issuance until ten (10) years after the closing of the November 2013 Offering.

As a condition to the November 2013 Offering, the Company has undertaken all steps necessary to effect the authorization of the Series B Preferred Stock and the Reverse Split.

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

Under the terms of the AuroTellurio Option Agreement, we may acquire up to an 80% legal and beneficial ownership interest in the AuroTellurio Property by, in addition to making certain cash payments and share issuances to Mexivada, incurring up to $3,000,000 in cumulative exploration expenditures on the Property over a four-year period at an investment rate of at least $750,000 per year.  We earned a 20% vested interest in the AuroTellurio Property in the first year of the AuroTellurio Option Agreement by investing $750,000 in an exploration program (the “Exploration Program”) and we can earn to an additional 60% interest in the Property, in blocks of 20% each, by investing an additional $750,000 in the exploration program in each of the following three years, or sooner, and meeting all of the other required terms of the AuroTellurio Option Agreement.  Each 20% interest will vest earlier if each year’s cash and stock payments to Mexivada and $750,000 exploration expenditure investment are completed earlier than scheduled.

Although we may acquire up to an 80% interest in the La Viuda Concessions from Mexivada, neither we nor Mexivada owns the land where the Property is located.  We have entered into a surface rights agreement with the local landowner enabling us to begin our exploration program.  This agreement is renewable through May 16, 2014.  If we need additional time after that date to continue our exploration program or if we discover meaningful quantities of minerals on the Property, we will need to further extend the surface rights exploration agreement or enter into additional agreements (whether lease or purchase) with the landowner to enable us to mine such minerals.  There can be no assurance that the landowner will agree to such further agreements or, if he does, that they will be on terms economically acceptable to us.  If we cannot reach an agreement with the land owner with respect to our future exploration or potential mining activities, we would not be able to continue with the AuroTellurio project, our business plan would be negatively impacted and our business prospects would be damaged.

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

Recent Developments

Amendment of the AuroTellurio Option Agreement and the Second 20% Interest in the La Viuda Concessions

On October 24, 2013, we entered into an amendment (the “Amendment”) to our AuroTellurio Option Agreement   pursuant to which Mexivada agreed to accept a cash payment of $17,500, instead of the $50,000 specified in the original AuroTellurio Option Agreement, as payment in full of the cash payment required to be made to Mexivada in connection with the vesting of the second 20% interest in the La Viuda Concessions. We have made that $17,500 payment to Mexivada.  Additionally, according to the Amendment, Mexivada agreed to waive, with respect to the second 20% interest, the requirement set forth in the AuroTellurio Option Agreement that we issue to Mexivada 300,000 shares of our common stock.  The Amendment does not modify the cash payment and stock issuance requirements of the AuroTellurio Option Agreement relating to the two remaining 20% interests.  It does, however, extend payment and issuance dates for each of the third and fourth 20% interest block by one year.

As of the date hereof, we have expended approximately $770,000 in exploration program costs towards the second 20% interest in the AuroTellurio Property.  Approximately $339,000 of this amount has already been approved by Mexivada as exploration expenses to be counted towards the second 20% interest.  We expect that the balance of exploration expenses to be applied towards the second 20% interest in the La Viuda Concessions not yet approved by Mexivada will be so approved in the near future.  Once we obtain this approval, the second 20% interest will be fully vested and we will then notify Mexivada that we intend to exercise our option for that second 20% interest.

The AuroTellurio Property Exploration Program

As previously reported, we have completed the majority of Phase 1 of our exploration program including mapping, trenching and sampling programs, as well as gravity and magnetic geophysical surveys at the AuroTellurio Property. Our Phase I exploration activities have enabled us to delineate two primary drilling areas on the Property.  Over and above capital we will need for general and administrative operating expenses, we anticipate that we will require approximately $350,000 for our Phase I drilling program at the La Viuda Concessions which we expect to begin once we raise the required funds.  There can be no assurance, however, that we will be successful in raising the required drilling program funds.  If we are unable to raise these funds, we will not be able to proceed with our Phase I drilling program and our entire investment in the AuroTellurio project and future business prospects will be jeopardized.

Corporate Headquarters

Effective August 31, 2013, we terminated our services agreement with Incorporated Communications Services (“ICS”), to reduce our corporate overhead relating to certain administrative costs.  Under this agreement, ISC had provided, among other things, our corporate headquarter offices at 4515 Ocean View Blvd, La Canada, CA.  Temporarily, we are utilizing the offices of our legal counsel, Gottbetter & Partners, LLP, as our corporate headquarters address.

Results of Operations

Three Months Ended October 31, 2013 and 2012

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $81,912 and $209,230 for the three months ended October 31, 2013 and 2012, respectively.  These expenses decreased during the three months ended October 31, 2013 by $127,318 due to lower exploration expenses and general and administrative expenses we incurred during the three months ended October 31, 2013.  Our exploration expenses amounted to $16,437 in the three months ended October 31, 2013, compared to $37,987 incurred during the three months ended October 31, 2012.  This decrease was primarily due to our completion of the majority of Phase 1 of our 2011/2012 exploration program.  Our general and administrative expenses amounted to $65,035 in the three months ended October 31, 2013, compared to $170,803 incurred during the three months ended October 31, 2012.  The $105,768 decrease in overall general and administrative expenses was primarily attributable to lower professional fees; $0 for the three months ended October 31, 2013, when compared to $74,997 for the three months ended October 31, 2012.

In the three months ended October 31, 2013, we had non-operating income of $281,408, compared to non-operating income of $157,550 in the three months ended October 31, 2012.  The net overall increase of $123,858 from the prior comparative period was primarily due to a realized and unrealized net loss on derivative instruments relating to the issuance of the warrants as a result of the private placement offerings completed in December 2010 and January 2011, and the over-allotments in April, June, and July 2011, as well as the March 2012 private placement offering.  In the three months ended October 31, 2013 and 2012, we reported a $269,064 realized and unrealized net gain on derivative warrant instruments and a $157,765 realized and unrealized net gain on derivative warrant instruments, respectively.

We had a net income of $199,496 for the three months ended October 31, 2013, compared to net loss of $51,680 for the same period in 2012.  The $251,176 net increase from net loss to net income over the same period in the prior year resulted primarily from the realized and unrealized net gain to net loss position on derivative warrant instruments discussed above.

We have generated no operating revenues and our net loss from inception through October 31, 2013 was $3,097,507.

Nine Months Ended October 31, 2013 and 2012

We incurred total operating expenses of $464,103 and $1,083,809 for the nine months ended October 31, 2013 and 2012, respectively.  The $619,706 decrease over the prior year was primarily due to decreased general and administrative expenses.  General and administrative expenses decreased from $861,616 for the nine months ended October 31, 2012 to $416,421 for the nine months ended October 31, 2013, primarily due to lower consulting expenses resulting from the overall decreased level of activity relating to our exploration activities in the AuroTellurio Property in 2013.  Accordingly, we incurred lower mineral property expenses relating to the AuroTellurio project during the nine months ended October 31, 2013, compared to the same period last year.  In addition, general and administrative expenses decreased primarily due to a decrease in stock-based compensation; $357,779 for the nine months ended October 31, 2012 to $149,995 for the nine months ended October 31, 2013.  Our total mineral property expenses were $46,361 and $220,872 for the nine months ended October 31, 2013 and 2012, respectively.

We also reported non-operating income of $199,048 for the nine months ended October 31, 2013, compared to non-operating income of $1,840,001 for the nine months ended October 31, 2012.  The overall decrease of $1,640,953 over the prior year was primarily due to a $1,653,167 net decrease in realized and unrealized gain/loss on derivative warrants instruments, partially offset by a $12,338 gain on settlement of debt incurred during the nine months ended October 31, 2013 and not incurred during the nine months ended October 31, 2012, and a $714 decrease in interest income over the prior year.

Our net loss for the nine months ended October 31, 2013 was $265,055, compared to net income of $756,192 for the nine months ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of October 31, 2013 was $67, compared to $259,200 as of January 31, 2013.

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

On November 15, 2013, as further discussed below, we completed the November 2013 Offering (defined below) in which we raised $325,000 through the sale of 10% convertible promissory notes and warrants.

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been debt and proceeds from the sale of units in our 2010/2011 Private Placement and in our March 2012 offering, and the sale of convertible promissory notes in the November 2013 Offering.  Although we have begun the acquisition of up to 80% of the AuroTellurio Property, this property will require exploration and development that could take years to complete before it begins to generate revenues.  There can be no assurances that the AuroTellurio Property will be successfully developed to the revenue producing stage.  If we are not successful in our proposed rare and precious metals mining operations, our business, results of operations, liquidity and financial condition will suffer materially.

As a result of the 2010/2011 Private Placement, we had sufficient funds to meet our first year requirements under the AuroTellurio Agreement, including the requirement that we invest $750,000 in the exploration program by August 4, 2012.  As a result of the November 2013 Offering, we had sufficient funds to meet our second year cash payment requirements - $17,500 as agreed to in the Amendment, and we believe we have expended the required $750,000 in the second year of our AuroTellurio exploration program.  We are waiting for confirmation of this from Mexivada.

If we determine to continue with the exploration of the AuroTellurio Property after the second year, we will be required under the terms of the AuroTellurio Agreement to invest an additional $750,000 in the exploration program per year for each of the following two years.  We currently do not have sufficient funds to make these expenditures.  We will also be required to pay Mexivada $70,000 upon the third anniversary of the First Closing, and $100,000 upon the fourth anniversary of the First Closing.  We will also need additional funds for our proposed Phase I drilling program and for general working capital purposes.  We do not have this capital at this time and we will have to raise these amounts in the capital markets.

We plan to seek to raise such capital through additional sales of our equity or debt securities.  There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs.  If we are unable to obtain sufficient financing, we may not be able to proceed with our exploration and development plans for the AuroTellurio Property after the second year of our exploration program or meet our ongoing operational working capital needs.

Various factors outside of our control, including the price of rare and precious metals, overall market and economic conditions, the downturn and volatility in the US equity markets and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations in the following years.  We recognize that the US economy is continuing to experience an extended period of uncertainty and that the capital markets have been depressed from past levels.  These or other factors could adversely affect our ability to raise additional capital.  As a result of an inability to raise additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations, including our ability to exercise our rights to acquire up to an additional interests in the La Viuda Concessions, could be significantly impaired.

Phase I Drilling Program Needs

We determined to proceed with the exploration of the AuroTellurio Property into the second year, for the second 20% interest in the La Viuda Concessions, and we believe we have expended the required $750,000 in our second year exploration program, which will enable the vesting of the second 20% interest in the Property.  We are waiting for confirmation of this from Mexivada.  Although we recently raised a gross amount of $350,000 in the November 2013 Offering, that amount is not sufficient to meet our overhead needs and finance our proposed Phase I drilling program as we need at least a minimum of $350,000 just for the AuroTellurio Phase I drilling program.

We filed a registration statement with the SEC to register for sale 100,000,000 shares of our common stock at an offering price of $0.005 per share.  This registration statement was declared effective by the SEC on May 22, 2013.  Under this registration statement, there is no minimum number of shares of our common stock that we must sell and no guarantee that we will be able to sell any of these shares.  To date, we have not sold any shares under this registration statement.  If we are not able to raise additional funds through the registration statement or through other sources, we will have to scale back or curtail entirely our Phase I drilling program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our January 31, 2013, audited financial statements and notes thereto, which can be found in our Form 10-K filing on the SEC website at www.sec.gov under our SEC File Number 000-54706.

SUBSEQUENT EVENTS

Mexivada Property Option Agreement Amendment

On October 24, 2013, we entered into the Amendment to the AuroTellurio Option Agreement as discussed above.

Option Surrender Agreements

On November 7, 2013, we entered into option surrender agreements with each of James Davidson, George Duggan, Rob Rainer, Feliciano Leon, Ed Karr, Barry Honig and Michael Baybak (together, the “Optionees”) pursuant to which the Optionees irrevocably agreed to surrender (the “Option Surrender”) to us for cancellation, without any further actions on their part, options granted to each of them under our 2007 Stock Option Plan (the “Plan”) exercisable for, in the aggregate, 10,000,000 shares of our common stock.  Following this Option Surrender, there are no options outstanding under the Plan.

Private Placement of Convertible Promissory Notes

On November 15, 2013, we held a closing of a private placement offering (the “November 2013 Offering”) pursuant to which we sold to various accredited investors (collectively, the “Investors”) $325,000 in principal amount of its 10% convertible promissory notes (the “Notes”) and warrants (the “Warrants”).

The Notes bear interest at a 10% annual interest rate and mature two (2) years from the date of issuance.  The Notes contain a mandatory conversion provision providing that upon our filing of a Certificate of Designation of Series B Convertible Preferred Stock with the Secretary of State of the State of Nevada, all of the outstanding principal amount of, and accrued but unpaid interest on, the Notes will automatically, without the necessity of any action by the Investors or us, convert into shares of our to be authorized Series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), at a conversion price of $0.001 per share (the “Conversion Price”).  The Conversion Price is subject to adjustment for a planned reverse stock split (the “Reverse Split”) at a ratio of 1,000 to 1 such that the Conversion Price, post-Reverse Split, will be $1.00 per share (subject to further adjustment upon a possible change in the Reverse Split ratio).
Each share of Series B Preferred Stock will be convertible at any time into one share of our common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price as adjusted for the Reverse Split, subject to a 9.99% conversion blocker.  Each share of Series B Preferred Stock will participate in dividends and other distributions on an equivalent basis with our Common Stock.  Holders of Series B Preferred Stock shall vote together with the holders of Common Stock as a single class, and each holder of outstanding shares of Series B Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on a particular matter.

The Warrants entitle the Investors to purchase one thousand (1,000) shares of Common Stock for each $1.00 principal amount of the Notes purchased, at an exercise price (the “Exercise Price”) of $0.001 per share.  The Exercise Price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment for the planned Reverse Split at a ratio of 1,000 to 1 such that the Exercise Price, post-Reverse Split, will be $1.00 per share and the number of shares of Common Stock issuable upon exercise of the Warrants will be 325,000 (subject to further adjustment upon a possible change in the Reverse Split ratio).  The Warrants will be exercisable from issuance until ten (10) years after the closing of the November 2013 Offering.

As a condition to the November 2013 Offering, we have undertaken to take all steps necessary to effect the authorization of the Series B Preferred Stock and the Reverse Split.

The securities purchase agreements between us and each of the Investors in the November 2013 Offering provide the Investors with “piggyback” registration rights covering the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and exercise of the Warrants.

We plan to apply the net proceeds of the November 2013 Offering towards certain costs relating to our AuroTellurio mining project in Moctezuma, Sonora, Mexico and for general working capital purposes.

The sales of the Notes and Warrants in the November 2013 Offering were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.  The purchasers of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends are being affixed to the Notes and Warrants issued in the November 2013 Offering.  All purchasers of the securities represented and warranted, among other things, that they were accredited investors within the meaning of Regulation D, that they had the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in us and had the ability to bear the economic risks of the investment, and that they had adequate access to information about us.

Change in Officers and Directors

On November 25, 2013, our Board of Directors (the “Board”) appointed Michael Baybak to fill a vacancy on the Board, to serve until the next annual meeting of shareholders or until his successor is duly elected and qualified.

Mr. Baybak is the principal and President of Michael Baybak and Company, Inc., headquartered in Clearwater, Florida.  This company, founded in 1979, services a diversified North American clientele of financial advisors and public companies.  Mr. Baybak’s background includes extensive experience in the precious metals industry.  He has specialized experience in marketing communications for publicly listed resource exploration and development companies and has a wide range of knowledge of resource company operations, including, but not limited to, coordination with and management of technical personnel, including geological and engineering professionals, project management, capital financings, regulatory reporting requirements, and analysis and presentation of company financial information in accordance with accounting and audit requirements.

As a consultant to us, Mr. Baybak has assisted us in overseeing our AuroTellurio mining exploration project in Moctezuma, Sonora, Mexico.

Mr. Baybak graduated from Columbia University in 1966 with a Bachelor of Arts degree and attended Yale University Law School.

On the same date, James Davidson, our former sole officer and director, resigned his positions as our Treasurer and Secretary.  Effective as of Mr. Davidson’s resignation from these positions, the Board appointed Mr. Baybak to serve as our Interim Treasurer and Secretary.  Mr. Davidson remains a director and our President, Chief Executive Officer and Chief Financial Officer.

On December 16, 2013, George Duggan resigned as our Chief Operating Officer.  Mr. Duggan’s resignation did not arise from any disagreement with us on any matter relating to our operations, policies or practices.

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

Effective August 31, 2013, we terminated our services agreement with Incorporated Communications Service (“ICS”), to conserve our limited capital resources.  Pursuant to our agreement with ICS, ICS had provided certain general and administrative services to us including the provision of corporate headquarter offices at its La Canada, CA address. Presently, our temporary headquarters address is C/O Gottbetter & Partners, LLP, 488 Madison Avenue, 12th Floor, New York, NY 10022.

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

California Gold Corp.

December 23, 2013	By:	/s/ James D. Davidson
James D. Davidson
President and Principal
Executive Officer and Principal Financial Officer