Form 10-K
period 2014-01-31
CALIFORNIA GOLD CORP.
filed 2014-05-06
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: January 31, 2014
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to

Commission file number	000-54706

CALIFORNIA GOLD CORP.
 (Exact name of small business issuer as specified in its charter)

Nevada	83-0483725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10752 Deerwood Park Blvd.
S. Waterview II, Suite 100
Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (904) 571-5718

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☑   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer        ☐                                              Accelerated Filer ☐

Non-Accelerated Filer          ☐                                          Smaller reporting company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of July 31, 2013, there were 131,101,260 shares of the registrant’s common equity outstanding.  On July 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, 109,776,260 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $10,977,626, based on the last sale price of $0.10 per share of the common stock on July 30, 2013. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable

EXPLANATORY NOTE

On February 10, 2014, we filed with the Securities and Exchange Commission (the “SEC”) a Current Report on Form 8-K (the “Form 8-K”), with respect to our consummation of a securities Exchange transaction (the “Securities Exchange”) with the members of MVP Portfolio, LLC, a Florida limited liability company (“MVP”), pursuant to a Share Exchange Agreement by and among the Company, MVP, MV Patents, LLC, a Florida limited liability company (“MV PAT”), and the other holders of all of MVP’s limited liability company membership interests.  As a result of the Securities Exchange, MVP became our wholly owned subsidiary and we acquired the business of MVP (the “MVP Acquisition”), patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon MVP’s patented technology.

On March 6, 2014, MVP changed its form of organization to a Florida corporation from a Florida limited liability company. In connection with the reorganization, MVP also changed its name to Visual Real Estate, Inc.

We have filed a Preliminary Schedule 14A proxy statement with the SEC, amended most recently on April 24, 2014, to begin the process to, among other things, change our name to “MV Portfolios, Inc.”, to better reflect our new line of business.

The financial statements, notes to the financial statements and MD&A discussion, in relevant part, in this Annual Report on Form 10-K for the fiscal year ended January 31, 2014, relate to our business and operations prior to the Securities Exchange and MVP Acquisition.  Where relevant and required under SEC rules, the discussion in this report relates to our business and organizational structure after the date of the Securities Exchange and MVP Acquisition.

On March 10, 2014, we filed an amendment to the Form 8-K in order to include audited financial statements of MV PAT for the fiscal years ended June 30, 2013 and 2012 and unaudited consolidated financial statements of MVP and MV PAT for the six-month periods ended June 30, 2013 and 2012.

FORWARD-LOOKING STATEMENTS

Except for historical information, this Report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the SEC.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Since that unwinding and until we entered into the AuroTellurio Option Agreement (defined below), we had been searching for an appropriate business opportunity in the precious metals mining sector.  On March 9, 2009, we changed our name to California Gold Corp.

The Mexivada Property Option Agreement and the La Viuda Concessions

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

Under the terms of the AuroTellurio Option Agreement, we purchased the option to acquire up to an 80% legal and beneficial ownership interest in the AuroTellurio Property by, in addition to making certain cash payments and share issuances to Mexivada, incurring up to $3,000,000 in cumulative exploration expenditures on the Property over a four year period at an investment rate of at least $750,000 per year.

On August 10, 2012, we made a payment to Mexivada of $40,000 and on August 28, 2012 we issued to Mexivada 250,000 shares of our restricted common stock.  Having met all the required conditions for the vesting of the first 20% interest in the La Viuda Concessions under the AuroTellurio Option Agreement, including the required exploration program expenditure of $750,000, the first 20% interest in the La Viuda Concessions vested in us as of August 28, 2012.  Although the terms of the AuroTellurio Option Agreement required that all conditions for the vesting of the first 20% interest in the AuroTellurio Property were to be met by the one year anniversary of the First Closing, that is, by August 4, 2012, Mexivada agreed to extend this deadline to August 28, 2012.  We made the appropriate filings with the Ministry of Mines in Mexico recording this 20% interest in our name.

On October 24, 2013, we entered into an amendment (the “Amendment”) to our AuroTellurio Option Agreement pursuant to which Mexivada agreed to accept a cash payment of $17,500, instead of the $50,000 specified in the original AuroTellurio Option Agreement, as payment in full of the cash payment required to be made to Mexivada in connection with the vesting of the second 20% interest in the La Viuda Concessions. We made that $17,500 payment to Mexivada.  Additionally, according to the Amendment, Mexivada agreed to waive, with respect to the second 20% interest, the requirement set forth in the AuroTellurio Option Agreement that we issue to Mexivada 300,000 shares of our common stock.  The Amendment did not modify the cash payment and stock issuance requirements of the AuroTellurio Option Agreement relating to the two remaining 20% interests.  It did, however, extend payment and issuance dates for each of the third and fourth 20% interest block by one year.

As of the end of our third fiscal quarter, we had expended approximately $770,000 in exploration program costs towards the second 20% interest in the AuroTellurio Property.  Approximately $339,000 of this amount had already been approved by Mexivada as exploration expenses to be counted towards the second 20% interest and we expected that Mexivada would approve the balance of exploration expenses being applied towards the second 20% interest in the La Viuda Concessions, although this has not been approved to date.  If this approval were to be obtained, the second 20% interest would be fully vested and we would be able to exercise our option for the second 20% interest in the AuroTellurio Property.

We completed the majority of Phase 1 of our exploration program on the AuroTellurio Property including mapping, trenching and sampling programs, as well as gravity and magnetic geophysical surveys. Our Phase I exploration activities enabled us to delineate two primary drilling areas on the Property.  Over and above capital we needed for general and administrative operating expenses, we anticipated that we would require approximately $350,000 for our Phase I drilling program at the La Viuda Concessions and we expected to begin exploratory drilling once we raised the required funds.  We filed a registration statement on Form S-1 with the SEC to register for sale 100,000,000 shares of our common stock at a price of $0.005 per share, to raise up to $500,000 to fund our Phase I drilling program and provide working capital.  The registration statement became effective on May 22, 2013, but we were not able to sell any of our shares and, thus, we were not able to fund our Phase I drilling program.

Primarily because we were not able to raise any additional capital to fund our further exploration of the La Viuda Concessions, we determined it would be in the best interests of the Company and its shareholders to explore additional business opportunities and strategic alliances.  As a result of this, we closed the MVP Acquisition on February 7, 2014.  We currently still own and will continue to own our pre-closing assets and liabilities related to our historic AuroTellurio mining business in Mexico, which existed prior to the MVP Acquisition.  Now that we have closed the MVP Acquisition, we have begun to evaluate whether to terminate or split off our mining business (although we are not sure we will be able to complete such a split-off on acceptable terms to us), and pursuant to the terms of the Securities Exchange Agreement, we have acquired and will continue the business of MVP, that is, patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon MVP’s patented technology.  Until such split-off or termination, we continue to incur contractually required and other obligations related to our mining business.  As a result of our ongoing review of our mining business, we determined to terminate our joint venture with Mexivada and on April 28, 2014, we provided the Required Termination Notice to Mexivada under the terms of the AuroTellurio Option Agreement. This action will reduce our mining related costs substantially.

The MVP Acquisition

On February 7, 2014, we entered into a securities exchange agreement (the “Securities Exchange Agreement”) with MVP, MV PAT, and the other members of MVP (MV PAT and such other members, the “Members”). Pursuant to the terms of the Securities Exchange Agreement, the Members sold all of their membership interests in MVP to us in exchange for 9,385,000 shares (the “MVP Exchange Shares”) of our post-Reverse Split (defined below) common stock to be issued following completion of the Reverse Split. As a result of the MVP Acquisition, we have acquired the business of MVP, that is, patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon MVP’s patented technology.

We determined that we should engage in the MVP Acquisition as a means of increasing shareholder value in our common stock.

A summary of the MVP Acquisition and related transactions is discussed below.  For a more detailed discussion of the MVP Acquisition and the related transactions, reference is made to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2014, as amended.

Pursuant to the Securities Exchange Agreement:

●
At the closing of the MVP Acquisition and pursuant to the terms of the Securities Exchange Agreement, all of the membership interests of MVP issued and outstanding immediately prior to the closing were exchanged (the “Securities Exchange”) for the right to receive 9,385,000 post-Reverse Split shares of our common stock, which shall be delivered to the members of MVP promptly following completion of the Reverse Split.

●
Additionally, at the closing of the MVP Acquisition, we paid MV Patents, LLC, the majority member of MVP, $625,000 in cash consideration, and we agreed to pay to the members of MVP ten (10%) percent of the net proceeds to be received from any Enforcement Activities or Sale Transactions (as such terms are defined in the Securities Exchange Agreement) related to the patents owned or applications pending as of the closing of the MVP Acquisition.

●
Upon the closing of the MVP Acquisition, William Meadow was appointed Chief Executive Officer and Chairman of the Board of Directors, Shea Ralph was appointed Chief Financial Officer, Treasurer, Secretary and director and David Rector was appointed Chief Operating Officer (and remains a director of the Company).  James Davidson resigned as Chief Executive Officer and a director of the Company and Michael Baybak resigned as Interim Treasurer, Secretary and a director.

●
Following the closing of the MVP Acquisition, we expect to evaluate whether to terminate or split off our mining business (although we are not sure we will be able to complete such a split-off on acceptable terms to us), and pursuant to the terms of the Securities Exchange Agreement, we have acquired and will continue the business of MVP, that is, patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon MVP’s patented technology.

●
Concurrently with the closing of the MVP Acquisition, we sold to each of David Rector and William Meadow, ten thousand (10,000) shares, for an aggregate of twenty thousand (20,000) shares, of our to-be-authorized and designated Series D Convertible Preferred Stock (the “Series D Preferred Stock”) at a post-Reverse Split price of $0.10 per share.  The Series D Preferred Stock will be equivalent in all respects to our common stock, except that each share of Series D Preferred Stock will be entitled to cast 1,000 votes per share and will have a liquidation preference equal to $0.10 per share.  The sale of the Series D Preferred Stock is further discussed below.

The Securities Exchange Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions.  Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability.

For financial reporting purposes, the MVP Acquisition is being accounted for as a “reverse merger” rather than a business combination, because the managing member of MV PAT, the majority member of MVP, effectively controlled the Company immediately following the closing of the MVP Acquisition. As such, MVP is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a reverse acquisition of the Company by MVP.  Accordingly, the assets and liabilities and the historical operations that will be reflected in the Company’s ongoing financial statements will be those of MVP.  For periods prior to the formation of MVP (July 26, 2013), MV PAT would be deemed the accounting acquirer.

The parties have taken all actions with respect to the Securities Exchange intending that it be treated as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended. It is expected that the $625,000 in cash consideration paid to MV PAT will be treated as taxable income to MV PAT.

The issuance of shares of our common stock to the members of MVP in connection with the Securities Exchange was not, and will not be, registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Regulation D promulgated by the SEC under that section.  These securities may not be offered or sold absent registration or an applicable exemption from the registration requirement, and are subject to further contractual restrictions on transfer as described below.

2014 10% Convertible Notes Private Placement Offering

Also on February 7, 2014, we completed a first closing of a related private placement offering (the “2014 Notes Offering”) of $2,942,495 in principal amount of our 10% convertible promissory notes (the “2014 Notes”).  The 2014 Notes sold in the first closing will automatically convert into 5,884,990 shares of the Company’s to-be-authorized, designated and issued Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a post-Reverse Split conversion price of $0.50 per share, upon the Company’s filing of a Certificate of Designation of Series C Convertible Preferred Stock (the “Certificate of Series C Designation”) with the Secretary of State of the State of Nevada following completion of the proposed Authorized Capital Increase (defined below) and the related filing of the Articles Amendments (defined below).

On March 3, 2014, we completed a second closing of the 2014 Notes Offering for gross proceeds of $1,017,500 (before deducting placement agent fees and expenses of the offering).  The 2014 Notes sold in the March 3rd closing will automatically convert into 2,035,000 shares of the Company’s to-be-authorized, designated and issued Series C Preferred Stock.

Each share of Series C Preferred Stock will be entitled to a liquidation preference equal to $0.001 per share.  Otherwise, the Series C Preferred Stock will be equivalent in all respects to the Company’s common stock, with each share of Series C Preferred stock entitled to one vote and the holders of the Series C Preferred Stock voting together with the holders of the Company’s common stock. The Series C Preferred Stock will be convertible on a one-for-one basis into shares of our common stock at the option of the holders, subject to a 9.99% blocker.

In connection with the 2014 Notes Offering, we agreed to pay the placement agent, Cavu Securities, LLC (“Cavu”), a cash commission of between 4% and 10% of the gross funds raised from Investors in the 2014 Notes Offering introduced by the placement agent, for a total of $295,150, and to issue to Cavu 250,000 post-Reverse Split shares of our common stock as a retainer fee (the “Retainer Shares”) and warrants (the “Broker Warrants”) to purchase 590,300 shares of our post-Reverse Split common stock. The Broker Warrants have a post-Reverse Split exercise price of $0.50 per share and expire three years after the date of issuance.

Now that the MVP Acquisition has closed, the Company will provide the net proceeds from the 2014 Notes Offering to MVP to finance MVP’s business relating to the enforcement of its intellectual property rights through litigation against, and/or licensing with, any companies that are believed to be infringing certain of the patents owned by MVP. MVP expects to use the net proceeds from the 2014 Notes Offering to pay legal fees and costs relating to these planned litigations and licensing arrangements.

The Series D Preferred Stock

Concurrently with the closing of the Securities Exchange, we sold to each of David Rector and William Meadow, ten thousand (10,000) shares at a price of $0.10 per share (calculated on a post-Reverse Split basis) of our to be authorized and designated Series D Convertible Preferred Stock (the “Series D Preferred Stock”).  The Series D Preferred Stock will be equivalent in all respects to the Common Stock, other than each share of Series D Preferred Stock will be entitled to cast 1,000 votes per share and will have a liquidation preference equal to $0.10 per share.  Each share of Series D Preferred Stock will automatically convert into One (1) share of Common Stock on the earlier of: (i) the listing the Company’s securities on a national securities exchange and (ii) a change of control of the Company.  Mr. Meadow delivered an irrevocable voting proxy to David Rector covering the shares of Series D Preferred Stock held by Meadow.

The Reverse Stock Split and Related Matters

On December 24, 2013, we filed a preliminary proxy statement, subsequently amended and to be further amended, on Schedule 14A with the SEC relating to a proposed shareholder vote to approve an amendment to our Articles of Incorporation to effect a reverse stock split (the “Reverse Split”) of our issued and outstanding common stock on a one for one hundred basis (1:100), to increase our authorized preferred stock to 50,000,000 shares from 22,000,000 shares (the “authorized Capital Increase”), to approve a new 2014 equity incentive plan and to approve our name change to MVP Portfolios, Inc.  We expect to file a definitive proxy statement with the SEC on or about May 10, 2014 and then to mail the proxy statement to our shareholders.  We expect to have collected a sufficient number of proxies to approve our shareholder actions by June 15, 2014, following which time we will file a certificate of amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effect the Name Change, the Reverse Split and the Authorized Capital Increase (the “Articles Amendments”).  The Name Change and the Reverse Split will be effective for our principal market, the OTC Markets, Inc. QB Tier, upon approval by the Financial Industry Regulatory Authority (FINRA) at which time a new trading symbol will also become effective.

Following the completion of the shareholder vote, we will also file the Certificate of Series C Designation and the Certificate of Designation and Preferences of Series D Convertible Preferred Stock with the Nevada Secretary of State.  At that time, the 2014 Notes will automatically convert into shares of Series C Preferred Stock.

Description of MVP’s Business

MVP is engaged in the business of patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon our patented technology.  The Company owns a patent portfolio we refer to as “Video Drive-by” and online mapping, which has previously been used by MVP’s predecessors and licensees commercially.  We currently own (through MVP) a patent portfolio consisting of 8 issued and 11 pending patents.  The patents disclose systems and methods for providing video drive-by data to enable a street level view of a neighborhood surrounding a geographic location.  The systems include, generally, a video and data server farm incorporating at least one video storage server that stores video image files containing video drive-by data corresponding to a geographic location, a data base server that processes a data query received from a user over the internet and an image processing server.  Now that the Transactions have closed, MVP expects to enforce its intellectual property rights through litigation against, and/or licensing with, any companies that are believed to be infringing certain of the patents owned by MVP. MVP expects to use net proceeds from the Private Placement to pay legal fees and costs relating to these planned litigations.

We intend to attempt to maximize the economic benefits of our intellectual property portfolio, add significant talent in technological innovation, and potentially enhance our opportunities for revenue generation through the monetization of our assets, including patents owned by MVP.  Acquisitions typically involve the ongoing relationship of the original innovator(s) and owners to help in the continued development of the portfolio to maximize value.

We intend to expand our intellectual property portfolio through both internal development and acquisition.  We believe that our experience and ability to offer shares of our stock to inventors and others will enable us to expand our intellectual property portfolio as well as create additional intellectually property internally.

We continue to actively seek to broaden our intellectual property portfolio.   Our philosophy is to seek and acquire intellectual property and technology.  We are reviewing portfolio opportunities with a view toward acquiring those which we believe have potential for monetization through licensing opportunities or enforcement which may be related or unrelated to the Video Drive-by and online mapping patents.  We are actively engaged in due diligence with respect to a number of patent and intellectual property portfolios and are in discussions as to the acquisition of several such portfolios.  We will likely need to raise additional capital to make any such acquisition.  There is no assurance that we will succeed in acquiring any such portfolios, as to the terms of any such acquisition or that we will successfully monetize any portfolio that we acquire.

Key Elements of Business Strategy

Our intellectual property acquisition, development and licensing business strategy will include the following key elements:

· Identify Emerging Growth Areas where Patented Technologies will Play a Vital Role

Certain technologies become core technologies in the way products and services are manufactured, sold and delivered by companies across a wide array of industries.  In conjunction with our partners, patent attorneys, and other patent sourcing professionals, we will identify core, patented technologies that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services.

· Contact and Form Alliances with Owners of Core, Patented Technologies

Often individual inventors and small companies have limited resources and/or expertise and are unable to effectively address the unauthorized use of their patented technologies.  We will seek to enter into business agreements with owners of intellectual property that do not have experience or expertise in the areas of intellectual property licensing and enforcement, or that do not possess the in-house resources to devote to intellectual property licensing and enforcement activities, or that, for any number of strategic business reasons, desire to more efficiently and effectively outsource their intellectual property licensing and enforcement activities.

· Effectively and Efficiently Evaluate Patented Technologies for Acquisition, Licensing and Enforcement

Subtleties in the language of a patent, recorded interactions with the patent office, and the evaluation of prior art can make a significant difference in the potential licensing and enforcement revenue derived from a patent or patent portfolio.  It is important to identify potential problem areas, if any, and determine whether potential problem areas can be overcome, prior to acquiring a patent portfolio or launching an effective licensing program.

· Purchase or Acquire the Rights to Patented Technologies

After evaluation, we may elect to purchase the patented technology, or acquire the exclusive right to license the patented technology in all or in specific fields of use.  The original owner of the patent or patent rights will typically receive an upfront acquisition payment or shares of common stock in the Company, or retain the right to a portion of the gross revenues generated from a patent portfolio’s licensing and enforcement program, or a combination of the two.

· Successfully License and Enforce Patents with Significant Royalty Potential

As part of the patent evaluation process, significant consideration is also given to the identification of potential licenses, customers, infringers, industries within which the potential infringers exist, longevity of the patented technology, and a variety of other factors that directly impact the magnitude and potential success of a licensing, development and enforcement program.  We are seeking to hire individuals trained in commercialization and in evaluating potentially infringing technologies and in presenting the claims of our patents and demonstrating how they apply to companies we believe are using our technologies in their products or services.  These presentations can take place in a non-adversarial business setting, but can also occur through the litigation process, if necessary.  Ultimately, we will execute patent licensing arrangements with users of our patented technologies through licensing negotiations, without the filing of patent infringement litigation, or through the negotiation of license and settlement arrangements in connection with the filing of patent infringement litigation.

Business Update

On March 17, 2014, Visual Real Estate, Inc., our wholly-owned subsidiary and successor to MVP as a result of a corporate reorganization, filed a patent infringement lawsuit against Google Inc. in the United States District Court for the Middle District of Florida. The lawsuit claims infringement of three of Visual Real Estate’s patents: U.S. Patent number 7,389,181, entitled “Apparatus and Method for Producing Video Drive-By Data Corresponding to a Geographic Location”; U.S. Patent number 7,929,800, entitled “Methods and Apparatus for Generating a Continuum of Image Data”; and U.S. Patent number 8,078,396, entitled “Methods for and Apparatus for Generating a Continuum of Three Dimensional Image Data.” Among other things, the complaint identifies Google Street View and Google Earth as infringing Visual Real Estate’s patents. The case number is 3:14-cv-00274-TJC-PDB.

Competition

We expect to encounter significant competition in our new line of business from others seeking to commercialize, acquire, license and develop their intellectual property assets.   Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do.   Entities such as Document Security Systems, Inc. (NYSE:DSS), Vringo, Inc. (NYSE:VRNG), VirnetX Holding Corp. (NYSE:VHC), Acacia Research Corporation (NASDAQ:ACTG), Allied Security Trust, Altitude Capital Partners, Augme Technologies Inc. (OTCBB:AUGT) Intellectual Ventures, Ocean Tomo, RPX Corporation (NASDAQ:RPXC), Rembrandt IP Management and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets.   We expect others to enter the market.   In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to realize the value of our assets which may be the result of the inability or unwillingness of third parties to also grant licenses to parties without the cooperation of the owners of other infringed rights.

Research and Development Expenditures

We have incurred no research and development expenditures over the last fiscal year and do not anticipate significant future research and development expenditures.

Employees

We currently have three employees, our Chief Executive Officer, William D. Meadow, our Chief Financial Officer, Shea Ralph, and an Executive Administrator and one consultant.  Our Chief Operating Officer, David Rector, provides his services to us on an independent contractor basis.

Offices

Effective August 31, 2013, we terminated our services agreement with Incorporated Communications Services (“ICS”), to reduce our corporate overhead relating to certain administrative costs.  Under this agreement, ICS had provided, among other things, our corporate headquarter offices at 4515 Ocean View Blvd, La Canada, CA.  From that date until the closing of the MVP Acquisition, we utilized the offices of our legal counsel, Gottbetter & Partners, LLP, 488 Madison Avenue, 12th Floor, New York, NY 10022, as our corporate headquarters address.  Effective as of the date of the Securities Exchange, our principal offices are located at 10752 Deerwood Park Blvd., S. Waterview II, Suite 100, Jacksonville, FL 32256, phone (904)-586-8673.  Our website address is still www.californiagoldcorp.com; our new website address is www.mvportfolios.com.

Subsidiaries

We currently have two subsidiaries, CalGold de Mexico, S. de R.L. de C.V., through which we hold our interests in the La Viuda Concessions, and, as of the date of the Securities Exchange, Visual Real Estate, Inc., our patent holding entity.

Intellectual Property and Patent Rights

Our intellectual property will primarily be comprised of trade secrets, patented know-how, issued and pending patents, copyrights and technological innovation.

As a result of closing the Securities Exchange, we own a portfolio comprised of approximately 8 patents in the United States and 16 pending patent applications.

We have included a list of our U.S. patents below. Each patent below is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov.

Patent Number	Application Number	Title	Issue Date	Filing Date
	11/216,465	APPARATUS AND METHOD	06/17/2008	08/31/2005
7,389,181		FOR PRODUCING VIDEO
DRIVE-BY DATA
CORRESPONDING TO A
GEOGRAPHIC LOCATION
7,929,800	11/702,708	METHODS AND	04/19/2011	02/06/2007
APPARATUS FOR
GENERATING A
CONTINUUM OF IMAGE
DATA
8,078,396	12/035,423	METHODS FOR AND	12/13/2011	02/21/2008
APPARATUS FOR
GENERATING A
CONTINUUM OF THREE
DIMENSIONAL IMAGE
DATA
8,090,633	12/344,021	METHOD AND APPARATUS	01/03/2012	12/24/2008
FOR IMAGE DATA BASED
VALUATION
8,207,964	12/036,197	METHODS AND
APPARATUS FOR
GENERATING
THREE-DIMENSIONAL
IMAGE DATA MODELS
8,213,743	13/025,819	METHODS AND	07/03/2012	02/11/2011
APPARATUS FOR GENERATING A CONTINUUM OF IMAGE DATA
8,558,848	13/791,961	WIRELESS INTERNET-ACCESSIBLE	10/15/2013	03/09/2013
DRIVE-BY STREET VIEW
SYSTEM AND METHOD
8,554,015	13/481,852	METHODS AND	10/08/2013	05/27/2012
APPARATUS FOR
GENERATING A
CONTINUUM OF IMAGE
DATA

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

The risk factors set forth below relate to our new business focus following the closing of the MVP Acquisition.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

The Company has changed the focus of its business to commercializing, developing and monetizing intellectual property, including through licensing and enforcement. The Company may not be able to successfully monetize the patents, which it acquires and thus it may fail to realize all of the anticipated benefits of such acquisition.

There is no assurance that the Company will be able to successfully commercialize, acquire, develop or monetize the patent portfolios that it acquired from MVP.  The acquisition of the patents could fail to produce anticipated benefits, or could have other adverse effects that the Company does not currently foresee.  Failure to successfully monetize these patent assets may have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the acquisition of the patent portfolios is subject to a number of risks, including the fact that there is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets.  During that time lag, material costs are likely to be incurred that would have a negative effect on the Company’s results of operations, cash flows and financial position.

Therefore, there is no assurance that the monetization of the patent portfolios acquired will generate enough revenue to recoup the Company’s investment or outlays.

The Company’s operating history makes it difficult to evaluate its current business and future prospects.

The Company has, prior to the acquisition of MVP, been involved in businesses primarily as a junior mining exploration company.  The Company not only has no operating history in executing its additional new business which includes, among other things, creating, commercializing, prosecuting, licensing, litigating or otherwise monetizing patent assets, but the Company’s lack of operating history in this sector makes it difficult to evaluate its additional new business model and future prospects.

The Company will be initially reliant primarily on the patent assets it acquired from MVP.  If the Company is unable to commercialize, license or otherwise monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that the Company’s business would fail.

Upon closing of the Securities Exchange, the Company acquired a portfolio of patent assets from MVP that it plans to commercialize, license or otherwise monetize.  If the Company’s efforts to generate revenue from such assets fail, the Company will have incurred significant losses and may be unable to acquire additional assets.  If this occurs, the Company’s business would likely fail.

Upon closing of the Securities Exchange and commencement of its additional new line of business, the Company expects to commence legal proceedings against one or more defendants, and the Company expects such litigation to be time-consuming and costly, which may adversely affect its financial condition and its ability to operate its business.

As described above, we expect to institute patent litigation.  The Company’s viability could be highly dependent on the outcome of this litigation, the willingness of defendants to engage in settlement discussions, changes in the law and regulatory environment and as a result there is a risk that the Company may be unable to achieve the results it desires from such litigation, which failure would harm the Company’s business to a great degree.  In addition, the defendants in this litigation are likely to be much larger than the Company and have substantially more resources than the Company does, which could make the Company’s litigation efforts more difficult and costly. The Company anticipates that its legal proceedings may continue for several years and may require significant expenditures including the costs of experts and other expenses.  Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.  Once initiated, the Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights.  The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement.  If such defenses or counterclaims are successful, they may preclude the Company’s ability to derive licensing revenue from the patents.  Third parties may sue us for patent or other intellectual property infringement. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact the Company’s business and the value of the patents.  Additionally, the Company anticipates that its legal fees and other expenses could be material and could negatively impact the Company’s financial condition and results of operations and may result in its inability to continue its business.

The Company may seek to internally develop additional new inventions and intellectual property, which would take time and be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of the Companys investments in such activities.

Part of the Company’s new additional business focus may include the internal development of new inventions or intellectual property that the Company will seek to monetize.  However, this aspect of the Company’s business would likely require significant capital and would take time to achieve.  There is also the risk that the Company’s initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of the Company’s investments in time and resources in such activities.

In addition, even if the Company is able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, the Company would need to develop and maintain, and it would heavily rely on, a proprietary position with respect to such inventions and intellectual property.  However, there are significant risks associated with any such intellectual property the Company may develop principally including the following:

●	patent applications the Company may file may not result in issued patents or may take longer than the Company expects to result in issued patents;

●	the Company may be subject to interference proceedings;

●	the Company may be subject to opposition proceedings in the U.S. or foreign countries;

●	any patents that are issued to the Company may not provide meaningful protection;

●	the Company may not be able to develop additional proprietary technologies that are patentable;

●	other companies may challenge patents issued to the Company;

●	other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate the Company’s technologies;

●	other companies may design around technologies the Company has developed; and

●	enforcement of the Company’s patents would be complex, uncertain and very expensive.

The Company cannot be certain that patents will be issued as a result of any future applications, or that any of the Company’s patents, once issued, will provide the Company with adequate protection from competing products.  For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope.  In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it will be the first to make its additional new inventions or to file patent applications covering those inventions.  It is also possible that others may have or may obtain issued patents that could prevent the Company from commercializing the Company’s products or require the Company to obtain licenses requiring the payment of significant fees or royalties in order to enable the Company to conduct its business.  As to those patents that the Company may license or otherwise monetize, the Company’s rights will depend on maintaining its obligations to the licensor under the applicable license agreement, and the Company may be unable to do so.  The Company’s failure to obtain or maintain intellectual property rights for the Company’s inventions would lead to the loss the Company’s investments in such activities, which would have a material and adverse effect on the Company’s company.

Moreover, patent application delays could cause delays in recognizing revenue from the Company’s internally generated patents and could cause the Company to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

New legislation, regulations or court rulings related to enforcing patents could harm the Company’s new line of business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the Company’s new business model.  For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to assert its patent or other intellectual property rights.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law.  The Leahy-Smith Act includes a number of significant changes to United States patent law.  These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation.  The U.S. Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act recently became effective.  Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of the Company’s business.  However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of the Company’s issued patents, all of which could have a material adverse effect on the Company’s business and financial condition.

On February 27, 2013, US Representatives DeFazio and Chaffetz introduced HR845.  In general, the bill known as the SHIELD Act (“Saving High-tech Innovators from Egregious Legal Disputes”), seeks to assess legal fee liability to plaintiffs in patent infringement actions for defendants costs.  In the event that the bill becomes law, the potential obligation to pay the legal fees of defendants in patent disputes could have a material adverse effect on the Company’s business or financial condition.

On June 4, 2013, the Obama Administration issued executive actions and legislative recommendations.  The legislative measures recommended by the Obama Administration include requiring patentees and patent applicants to disclose the “Real Party-in-Interest”, giving district courts more discretion to award attorney’s fees to the prevailing party, requiring public filing of demand letters such that they are accessible to the public, and protecting consumers against liability for a product being used off -the shelf and solely for its intended use.

The executive actions includes ordering the USPTO to make rules to require the disclosure of the Real Party-in-Interest by requiring patent applicants and owners to regularly update ownership information when they are involved in proceedings before the USPTO (e.g. specifying the “ultimate parent entity”) and requiring the USPTO to train its examiners to better scrutinize functional claims to prevent allowing overly broad claims.

On October 23, 2013, Representative Bob Goodlatte with bipartisan support introduced a new set of proposed patent reforms titled the “Innovation Act.”  The Innovation Act has a number of major proposed changes.  Some of the proposed changes include a heightened pleading requirement for the filing of patent infringement claims.  The proposed changes require a particularized statement with detailed specificity regarding how each asserted claim term corresponds to the functionality of each accused instrumentality.  The Innovation Act also includes a provision that allows prevailing defendants to collect attorney fees from non-plaintiffs who have substantial interest in the asserted patent.  Moreover, a patentee who gives a covenant not to sue to a defendant will be deemed a non-prevailing party, and therefore, subject to attorney fees.

The Innovation Act also calls for discovery to be limited until after claim construction. The patent infringement plaintiff must also disclose anyone with a financial interest in either the asserted patent or the patentee and must disclose the ultimate parent entity.  When a manufacturer and its customers are sued at the same time, the suit against the customer would be stayed as long as the customer agrees to be bound by the results of the case.

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws.   Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which the Company conducts its business and negatively impact the Company’s business, prospects, financial condition and results of operations.

The Company’s acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect the Company’s operating results.

Acquisitions of patent or other intellectual property assets, which are and will be critical to the Company’s business plan, are often time consuming, complex and costly to consummate.  The Company may utilize many different transaction structures in its acquisitions and the terms of such acquisition agreements tend to be heavily negotiated.  As a result, the Company expects to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated.  Even if the Company is able to acquire particular patent assets, there is no guarantee that the Company will generate sufficient revenue related to those patent assets to offset the acquisition costs.  While the Company will seek to conduct confirmatory due diligence on the patent assets the Company is considering for acquisition, the Company may acquire patent assets from a seller who does not have proper title to those assets.  In those cases, the Company may be required to spend significant resources to defend the Company’s interest in the patent assets and, if the Company is not successful, its acquisition may be invalid, in which case the Company could lose part or all of its investment in the assets.

The Company may also identify patent or other intellectual property assets that cost more than the Company is prepared to spend with its own capital resources.  The Company may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for the Company.  These higher costs could adversely affect the Company’s operating results, and if the Company incurs losses, the value of its securities will decline.

In addition, the Company may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets.  Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which the Company’s licensees will adopt its patents and technologies in their products and services.  As a result, there can be no assurance as to whether technologies the Company acquires or develops will have value that it can monetize.

In certain acquisitions of patent assets, the Company may seek to defer payment or finance a portion of the acquisition price. This approach may put the Company at a competitive disadvantage and could result in harm to the Companys business.

The Company has limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where the Company can defer payments or finance a portion of the acquisition price.  These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition.  As a result, the Company might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than the Company has.  In addition, any failure to satisfy the Company’s debt repayment obligations may result in adverse consequences to its operating results.

Any failure to maintain or protect the Companys patent assets or other intellectual property rights could significantly impair its return on investment from such assets and harm the Companys brand, its business and its operating results.

The Company’s ability to operate its new line of business and compete in the intellectual property market largely depends on the superiority, uniqueness and value of the Company’s acquired patent assets and other intellectual property.  To protect the Company’s proprietary rights, the Company will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions.  No assurances can be given that any of the measures the Company undertakes to protect and maintain its assets will have any measure of success.

Following the acquisition of patent assets, the Company will likely be required to spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the United States Patent and Trademark Office.  The Company may acquire patent assets, including patent applications, which require the Company to spend resources to prosecute the applications with the United States Patent and Trademark Office.  Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against the Company, and such assertions or prosecutions could materially and adversely affect the Company’s business.   Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause the Company to incur significant costs and could divert resources away from the Company’s other activities.

Despite the Company’s efforts to protect its intellectual property rights, any of the following or similar occurrences may reduce the value of the Company’s intellectual property:

● the Company’s applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

● issued trademarks, copyrights, or patents may not provide the Company with any competitive advantages when compared to potentially infringing other properties;

● the Company’s efforts to protect its intellectual property rights may not be effective in preventing misappropriation of the Company’s technology; or

● the Company’s efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those the Company acquires and/or prosecutes.

  Moreover, the Company may not be able to effectively protect its intellectual property rights in certain foreign countries where the Company may do business in the future or from which competitors may operate.  If the Company fails to maintain, defend or prosecute its patent assets properly, the value of those assets would be reduced or eliminated, and the Company’s business would be harmed.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong the Companys litigation and adversely affect its financial condition and operating results.

The Company’s new additional business plan depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions.  Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset value s.  This response could have a material negative effect on the willingness of parties infringing on the Company’s assets to enter into licensing or other revenue generating agreements voluntarily.  Entering into such agreements is critical to the Company’s business plan, and the Company’s failure to do so could cause material harm to its business.

If the Company is unable to adequately protect its intellectual property, the Company may not be able to compete effectively.

The Company’s ability to compete depends in part upon the strength of the Company’s proprietary rights that it will own as a result of the Securities Exchange or may hereafter acquire in its technologies, brands and content.  The Company intends to rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect its intellectual property and proprietary rights.  The efforts the Company takes to protect its intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of its intellectual property and proprietary rights.  In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which the Company’s services are made available. There may be instances where the Company is not able to fully protect or utilize its intellectual property in a manner that maximizes competitive advantage.  If the Company is unable to protect its intellectual property and proprietary rights from unauthorized use, the value of the Company’s products may be reduced, which could negatively impact the Company’s new business.  The Company’s inability to obtain appropriate protections for its intellectual property may also allow competitors to enter the Company’s markets and produce or sell the same or similar products.  In addition, protecting the Company’s intellectual property and other proprietary rights is expensive and diverts critical managerial resources.  If any of the foregoing were to occur, or if the Company is otherwise unable to protect its intellectual property and proprietary rights, the Company’s business and financial results could be adversely affected.

If the Company is forced to resort to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive.  In addition, the Company’s proprietary rights could be at risk if the Company is unsuccessful in, or cannot afford to pursue, those proceedings.  The Company will also rely on trade secrets and contract law to protect some of its proprietary technology. The Company will enter into confidentiality and invention agreements with its employees and consultants.  Nevertheless, these agreements may not be honored and they may not effectively protect the Company’s right to its un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company’s trade secrets and know-how.

Being a public company has increased our expenses and administrative workload.

As a public company, we must comply with various laws and regulations, including the Sarbanes-Oxley Act of 2002 and related rules of the SEC.  Complying with these laws and regulations requires the time and attention of our board of directors and management, and increases our expenses.  Among other things, we must:

●
maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve to a greater degree our outside legal counsel and accountants in the above activities.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

●	the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us, our strategic partners or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	sales of our common stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders and the purchasers of our common stock offered hereby.  We are currently authorized to issue an aggregate of 322,000,000 shares of capital stock, par value $0.001 per share, consisting of 300,000,000 shares of common stock and 22,000,000 shares of preferred stock, with the preferences and rights determined by our Board of Directors.  As of April __, 2014, there were 131,201,260 shares of our common stock and 16,000,000 shares of our preferred stock outstanding.  As April __, 2014, there were 16,000,000 shares our common stock reserved for issuance upon conversion of our Non-Voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and 38,739,129 shares reserved for issuance upon the exercise of warrants issued from December 2010 through July 2011 (the “2010/2011 Warrants”).  Assuming the effectiveness of our proposed Reverse Split and Authorized Capital Increase, upon effectiveness of the Reverse Split and Authorized Capital Increase we will have 1,312,013 shares of our common stock outstanding in the hands of our currently existing shareholders; 9,385,000 shares of our common stock issuable in connection with the MVP Acquisition; 160,000 shares of our Series A Preferred Stock outstanding; 3,329,530 shares of our Series B Preferred Stock (defined below), 7,920,000 shares of our Series C Preferred Stock (defined below) and 20,000 shares of our Series D Preferred Stock (defined below) issuable in connection with the MVP Acquisition; and approximately 387,391 shares of our common stock issuable upon exercise of our outstanding 2010/2011 Warrants and 590,300 shares of our common stock issuable upon exercise of the Broker Warrants.

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

If and when our Authorized Capital Increase is approved by our shareholders and we file the Articles Amendments with the Nevada Secretary of State, we will have a total of 50 million shares of preferred stock authorized for issuance, with 16,730,470 of such shares available for future issuances.  Without any further shareholder vote or action, our Board of Directors may designate and approve for issuance additional shares of our preferred stock out of that number.  The terms of any such preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock.  The designation and issuance of additional preferred stock favorable to current management or shareholders could make any possible takeover of the Company or the removal of our management more difficult.

If the Reverse Split and Authorized Capital Increase are not approved by our shareholders, we may have to repay outstanding debt and renegotiate the terms of the MVP Acquisition.

Our Board of Directors believes that we will have more than the required majority of shareholder votes to approve our proposed Reverse Split and Authorized Capital Increase.  If, however, we do not obtain sufficient votes to approve the Reverse Split and/or the Authorized Capital Increase, we would not be able to issue the MVP Exchange Shares, the Series B Preferred Stock upon conversion of the 2013 Notes, the Exchange Shares (defined below), the Series C Preferred Stock upon conversion of the 2014 Notes or the Series D Preferred Stock.  In this situation, we would be required to repay the 2013 Notes (November 15, 2015 maturity date) and the 2014 Notes (May 2014 maturity dates with a possible 90 day extension at the option of the Company) and we would have to renegotiate the terms of the MVP Acquisition. There can be no assurance that we would have the required funds at the required times to repay the 2013 Notes and the 2014 Notes or that we would be able to successfully renegotiate the terms of the MVP Acquisition.  Although we expect to be able to collect the required votes to approve the Reverse Split and Authorized Capital Increase, there can be no assurance that we will be successful in this matter.  Failure to receive shareholder approval of the Reverse Split or the Authorized Capital Increase could have deleterious effects on our business and future financial prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

General

The information set forth below relates to the properties in Mexico where we hold rights under our legacy mining business.  We do not hold any physical properties relating to our post-MVP Acquisition business.

The La Viuda Concessions

Property Mineral Rights

On February 11, 2011, we entered into the AuroTellurio Option Agreement with Mexivada to acquire up to an 80% interest in Mexivada’s La Viuda Concessions south of Moctezuma, Sonora, Mexico.  The first 20% interest in the La Viuda Concessions vested in us as of August 28, 2012.

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

Structure

The La Viuda gold-mineralized structure is a WNW trending fault-controlled vein system with local exposures on the surface north of the La Viuda concession. These veins are, on the average, 0.5 to 1.0 meter in width. The vein is comprised of visible oxide minerals, mainly manganese oxides.  Immediately south of La Viuda there is another vein system trending E-W to WNW and projecting to the east just south of the La Viuda concession. In this vein there is moderate sulfide mineralization along a fracture system, where stains of scorodite, an ion arsenate mineral, were observed thus suggesting that this structure could be a gold carrier.

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

Since August 2009, when we changed our name to California Gold Corp., our trading symbol changed to “CLGL.”  We expect that our ticker symbol will change again, once our proposed name change to MV Portfolios, Inc. is approved by FINRA.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTC Markets, Inc. QB Tier. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  Historically, our common stock has been thinly traded and, thus, current pricing of our common stock on the OTC Markets, Inc. QB Tier may not necessarily represent its fair market value.

Period	High	Low

Fiscal Year Ending January 31, 2013
First Quarter	$.12	$.02
Second Quarter	.033	.011
Third Quarter	.05	.009
Fourth Quarter	.017	.0014

Fiscal Year Ending January 31, 2014
First Quarter	$.011	.005
Second Quarter	.01	.005
Third Quarter	.0068	.003
Fourth Quarter	.025	.0035

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

Because the 2007 Plan had already been in existence for seven years, effective as of February 7, 2014 our Board of Directors terminated the 2007 Plan and adopted a new plan, the 2014 Equity Incentive Plan, with 6,150,564 post-Reverse Split shares of our common stock available for grant under the 2014 Plan.  Our Board of Directors has recommended that the holders of shares of our outstanding common stock approve the 2014 Plan.

We have not maintained any other equity compensation plans since our inception.

The following table provides information as of January 31, 2014, with respect to the shares of common stock that were available for issuance under our existing equity compensation plan at that time, the 2007 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	16,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

(1)	2007 Equity Incentive Plan, terminated as of February 7, 2014.

Recent Sales of Unregistered Securities

Except as previously disclosed in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we have filed, or otherwise set forth immediately below, during the period covered by this Report we have not sold any of our equity securities that were not registered under the Securities Act.

On November 15, 2013, we closed a private placement offering (the “2013 Notes Offering”) of $325,000 in principal amount of its 10% convertible promissory notes (the “2013 Notes”) and warrants (the “the 2013 Warrants”).  The 2013 Notes will automatically convert into an aggregate of 3,250,000 shares of the our to-be-authorized, designated and issued Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a post-Reverse Split conversion price of $0.10 per share, upon the our filing of a Certificate of Designation of Series B Convertible Preferred Stock (the “Certificate of Series B Designation”) with the Secretary of State of the State of Nevada following completion of the proposed Authorized Capital Increase and the related filing of the Articles Amendments.  The Series B Preferred Stock will be convertible on a one-for-one basis into shares of our common stock at the option of the holders, subject to a 9.99% blocker.

The 2013 Warrants were issued as 10 year warrants exercisable for an aggregate of 3,250,000 shares of our post-Reverse Split common stock with a post-Reverse Split exercise price of $0.10 per share.  Pursuant to the terms of exchange agreements dated February 6, 2014 (the “Warrant Exchange Agreement”) between us and each of the holders of the 2013 Warrants following effectiveness of the Reverse Split, the 2013 Warrants will be exchanged by us for an aggregate of 4,000,000 shares (the “Exchange Shares”) of our post-Reverse Split common stock.

The 2013 Notes Offering, and the issuance of the 2013 Notes and 2013 Warrants, were, and the issuance of the Exchange Shares will be, exempt from registration under Section 4(a)(2) of the Securities Act, in reliance upon the exemptions provided by Rule 506 of Regulation D promulgated by the SEC thereunder.  The 2013 Notes and 2013 Warrants were sold to “accredited investors,” as defined in Regulation D, and the 2013 Notes Offering was conducted on a “best efforts” basis.

Holders

On May 5, 2014, we had 131,101,260 shares of our common stock issued and outstanding held by 49 shareholders of record, and 16,000,000 shares of our Series A Preferred Stock held by 2 shareholders.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, highlight the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described and should be read in conjunction with the financial information included elsewhere in this Annual Report, including our audited financial statements for the years ended January 31, 2014 and 2013 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “California Gold,” “us,” “we,” “our,” and similar terms refer to California Gold Corp., a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Historical information presented relates to our business prior to the closing of the MVP Acquisition.  Where relevant and applicable we have presented information relating to our financial condition following the closing of the MVP Acquisition.

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

Background and Recent Developments

On February 11, 2011, we entered into the AuroTellurio Option Agreement with Mexivada to acquire up to an 80% interest in Mexivada’s La Viuda Concessions south of Moctezuma, Sonora, Mexico.  On August 10, 2012, we made a payment to Mexivada of $40,000 and on August 28, 2012 we issued to Mexivada 250,000 shares of our restricted common stock.  Having met all the required conditions for the vesting of the first 20% interest in the La Viuda Concessions under the AuroTellurio Option Agreement, including the required exploration program expenditure of $750,000, the first 20% interest in the La Viuda Concessions vested in us as of August 28, 2012.

On October 24, 2013, amended our AuroTellurio Option Agreement whereby Mexivada agreed to accept a cash payment of $17,500, instead of the $50,000 specified in the original AuroTellurio Option Agreement, as payment in full of the cash payment required to be made to Mexivada in connection with the vesting of the second 20% interest in the La Viuda Concessions. We made that $17,500 payment to Mexivada.  Additionally, Mexivada agreed to waive, with respect to the second 20% interest, the requirement that we issue to Mexivada 300,000 shares of our common stock.

We completed the majority of Phase 1 of our exploration program on the AuroTellurio Property but were not able to raise the minimum of $350,000 required to fund our Phase I drilling program on the AuroTellurio Property.  As a result we have not been able to continue with our mining project with Mexivada in Mexico.  We determined it would be in the best interests of the Company and its shareholders to explore additional business opportunities and strategic alliances and, as a result of this, we closed the MVP Acquisition on February 7, 2014. Additionally, we terminated our participation in the Auro Tellurio Option Agreement and our joint venture with Mexivada on April 28, 2014.

Results of Operations

This results of operations discussion relates to our historical mining operations prior to the MVP Acquisition.

Fiscal Years Ended January 31, 2014 and 2013

We are still in our exploration stage and have generated no revenues to date.

Our operating expenses totaled $617,994 and $1,302,303 for the years ended January 31, 2014 and 2013, respectively. General and administrative expenses decreased from $1,066,824 in the fiscal year ended January 31, 2013 to $568,071 in the fiscal year ended January 31, 2014, or 47%, primarily due to stock-based compensation expense attributable to option awards granted to purchase 11,000,000 shares of the Company’s common stock to its employees and outside consultants in the year of 2013.

We recorded a non-operating expense of $35,846 in the year ended January 31, 2014, compared to a non-operating income of $1,591,772 in the year ended January 31, 2013. The significant change over the prior year was primarily due to an decrease in unrealized gain on derivative instruments related to the issuance of the 2010 and 2011 warrants as a result of the private placement offerings completed in December 2010 and January, April, June and July 2011, and the accrual for acquisition related expenses. For the year ended January 31, 2014, we recorded a $3,019 unrealized gain on derivative instruments relating to the issuance of the 2010 and 2011 warrants as a result of the private placement offerings completed in December 2010 and January 2011.

We had net loss of $653,840 for year ended January 31, 2014 and a net income of $289,469 for the year ended January 31, 2013.

We have generated no revenues, and our net operating loss from inception through January 31, 2014 was $3,486,292.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of January 31, 2014 was $209,392 compared to $259,200 as of January 31, 2013.

In July 2011, we completed the final closing of a 2010/2011 private placement, in which we sold an aggregate of 77,478,258 units of our securities for gross proceeds of $1,936,956, at an offering price of $0.025 per Unit.  On March 16, 2012, we completed the closing of a private placement offering pursuant to which we sold to various accredited investors and non-U.S. persons 4,250,000 units of our securities for gross proceeds of $170,000, at an offering price of $0.04 per unit. We raised these funds for general working capital purposes and to finance our first and most of the second year exploration program commitments under the AuroTellurio Agreement.

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been from the sale of debt and proceeds from the sale of units in our 2010/2011 and 2012 private placements. Although we had begun the acquisition and exploration of the AuroTellurio Property, we were not able to raise sufficient funds to continue the development and acquisition of that property.

We had determined to proceed with the exploration of the AuroTellurio Property into the second year, for the second 20% interest in the La Viuda Concessions and we needed to raise at least $350,000 to begin and fund a Phase I drilling program.  We filed a registration statement with the SEC to register for sale 100,000,000 shares of our common stock at an offering price of $0.005 per share, which became effective on May 22, 2013.  We were not able to raise any funds under that registration statement and we were not able to begin our Phase I drilling program.

November 2013 Private Placement

On November 15, 2013, we closed the 2013 Notes Offering for $325,000 in principal amount of our 10% convertible promissory notes.  Proceeds of the 2013 Notes Offering have been utilized by us for ongoing working capital purposes, including to cover costs relating to our status as a publicly traded company.

2014 10% Convertible Notes Private Placement Offering

On February 7, 2014, concurrently with the closing of the MVP Acquisition, we completed a first closing of the 2014 Notes Offering of $2,942,495 in principal amount of our 2014 Notes.  On March 3, 2014, we completed a second closing of the 2014 Notes Offering for additional gross proceeds of $1,017,500 (before deducting placement agent fees and expenses of the offering).  We will use these funds to finance the operations of our new MVP related business.

In the future, we expect to seek to raise additional capital through additional sales of our equity or debt securities. There can be no assurance, however, that such financing will be available to us or, if it is available, that it will be available on terms acceptable to us and that it will be sufficient to fund our expected needs. If we are unable to obtain sufficient financing, we may not be able to proceed with our new business plan or meet our ongoing operational working capital needs.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Under the supervision and with the participation of our management, including William D Meadow, our Chief Executive Officer and Shea Ralph, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

The management of California Gold Corp. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our former senior management, consisting of James D. Davidson, our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

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

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. For the fiscal year ended January 31, 2014, we had only one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended January 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the closing of the MVP Acquisition on February 7, 2014, however, the Company has two executive officers, a Chief Executive Officer and a Chief Financial Officer.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

As of February 7, 2014, in connection with the closing of the MVP Acquisition, James Davidson resigned as our President, Chief Executive Officer and Chief Financial Officer, and as a member of our Board of Directors, and Michael Baybak resigned as our Interim Treasurer and Secretary, and as a member of our Board of Directors.  Mr. Davidson had served in his capacities since November 2007, and Mr. Baybak had served in his capacities since November 25, 2013.

The following table sets forth certain information, with respect to our current directors and executive officers.

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

Name	Position(s) Held	Age	Date of Election or Appointment as Officer/Director
William D. Meadow	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	53	February 7, 2014
Shea Ralph	Treasurer, Secretary, Chief Financial Officer and Director	53	February 7, 2014
David Rector	Chief Operating Officer and Director	67	January 15, 2014

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

William Meadow, 53, is the founder and has been the Chief Executive Officer of MV Patents LLC since 2011.   Mr. Meadow was the founder and Chief Executive Officer of ControlCam LLC from 2009 through 2012,  and was the founder and has been the Chief Executive Officer of Visre, Inc./3vTV LLC from 2004 to the present. He was the Co-Founder and Chairman of Real Mortgage Systems, Inc. from 2005 to 2009.  From 1996 to 2000, Mr. Meadow worked on behalf of Columbia University by marketing and licensing patents via 4D Technology, Inc.  He was founder of Payformance Corporation, now called PaySpan, and worked with that company from 1984 to 2003, providing payment technologies for Fortune 500 clients.  Mr. Meadow served as VP of Corporate Development for BBN Corporation from 1995 to 1996, a company he joined after selling Network One, a voice over IP company, in 1995.

Mr. Meadow received his B.S. in Marketing from Florida State University.  He has patent development and licensing experience across multiple industries, and knowledge of the patent monetization industry, in general, as well as his position as founder of MV Patents, LLC, provides him with valuable expertise which the Board believes qualifies him to serve as a director of the Company.

Shea Ralph, 53, has worked as an independent consultant and strategic advisor of business development and corporate strategy from 2007 to the present. Mr. Shea was chosen to be a director of the Company based on his expertise in business development and corporate governance.

David Rector, 66, previously served as our President, Chief Executive Officer, Chief Financial Officer and Treasurer from June 15, 2007 to July 11, 2007 and again from August 8, 2007 to November 12, 2007.  He previously served as a member of our Board of Directors from June 15, 2007 through May 4, 2012.

Mr. Rector has been a director of Senesco Technologies, Inc., a publicly traded company, since February 2002.  Mr. Rector also serves as a director and member of the compensation and audit committee of DGSE Companies, Inc. (formerly the Dallas Gold and Silver Exchange Inc.), a publicly traded company.

Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From November 2012 through January 28, 2014, Mr. Rector has served as the CEO, President and a director of Vaporin, Inc. (formerly known as Valor Gold Corp.).  From February 2012 through December 31, 2012, Mr. Rector served as the VP Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2009 through August 2011, Mr. Rector had served as President and CEO of Li3 Energy, Inc. From July 2009 through May 2011, Mr. Rector had served as President and CEO of Nevada Gold Holdings, Inc. From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp. From October 2007 through February 13, 2013, Mr. Rector served as President and CEO of Standard Drilling, Inc. From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs. From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation.  Mr. Rector was chosen as a director based on his knowledge of public company management, corporate governance and the mining industry in general.

Neither Mr. Meadow, Mr. Ralph nor Mr. Rector has any family relationship with any other executive officers or directors of the Company.   There are no arrangements or understandings between either Mr. Meadow or Mr. Ralph and any other person pursuant to which such person was appointed as an officer or director of the Company. There have been no related party transactions in the past two years in which the Company or any of its subsidiaries was or is to be a party, in which either Mr. Meadow, Mr. Ralph or Mr. Rector has, or will have, a direct or indirect material interest.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics please make written request to our President at 10752 Deerwood Park Blvd., S. Waterview II, Suite 100, Jacksonville, FL 32256.  We believe our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Compliance with Section 16(a) of the Exchange Act

We registered our common stock pursuant to Section 12 of the Exchange Act by filing a Form 8-A with the SEC on May 10, 2012. Accordingly, our officers, directors and principal shareholders are subject, as of May 10, 2012, to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.  Mr. Baybak, our Interim Treasurer during part of our fiscal year ended January 31, 2014 failed to file a report required by Section 16 and Mr. Rector, our Chief Operating Officer and a Director as of January 15, 2014, failed to timely file one form under Section 16.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended January 31, 2014, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2014; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended January 31, 2014; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended January 31, 2014, that received annual compensation during the fiscal year ended January 31, 2014, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James D. Davidson, III (1),	2014	22,000	-	-	-	-	-	-	22,000
Chief Executive Officer	2013	24,000	-	-	-	-	-	-	24,000

George Duggan (2),	2014	27,500		-	-	-	-	-	27,500
Chief Operating Officer	2013	30,000	-	-	-	-	-	-	30,000

(1) Mr. Davidson served as our Chief Executive and Chief Financial Officer on an independent contractor basis until his resignation on February 7, 2014. Although Mr. Davidson did not have an employment agreement with us, we paid Mr. Davidson a monthly fee of $2,000 per month for his services to us as our Chief Executive Officer pursuant to a consulting agreement described below. Additionally, Mr. Davidson received a grant of options to purchase 1,000,000 shares of our common stock under the 2007 Plan, which he subsequently surrendered to us for cancellation.

(2) Mr. Duggan served as our Chief Operating Officer on an independent contractor basis until his resignation on December 18, 2013. Mr. Duggan does not have an employment agreement with us, although we paid Mr. Duggan a fee of $2,500 per month for his services to us as our Chief Operating Officer pursuant to a consulting agreement described below. Additionally, Mr. Duggan received a grant of options to purchase 1,000,000 shares of our common stock under the 2007 Plan, which he subsequently surrendered to us for cancellation.

Outstanding Equity Awards at Fiscal Year-End

Prior to the MVP Acquisition, we did not issue any stock options or maintain any stock option or other incentive plans other than our 2007 Plan. (See “Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans,” above).  The following table sets forth information regarding stock options held by the Company’s Named Executive Officers and Directors at January 31, 2014.

Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
James D. Davidson (1)	0	0	0	-	-

George Duggan (1)	0	0	0	-	-

(1)
Each of Messrs. Davidson and Duggan received a grant of options to purchase one million (1,000,000) shares of our common stock  under the 2007 Plan, with an exercise price of $0.09 per share and a term of 10 years.   Those options were surrendered to us for cancellation pursuant to written agreements.

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

Employment Agreements or Arrangements with our Former Executive Officers

We did not have employment agreements with either of our former executive officers, James Davidson or George Duggan.  However, we entered into independent contractor agreements with each of our former Chief Executive Officer and our Chief Operating Officer, as discussed below, pursuant to which they were compensated for their services to us.

Consulting Agreements with our Chief Executive Officer and Chief Operating officer

Effective February 1, 2011, we entered into an independent contractor consulting agreement with James Davidson pursuant to which we agreed to pay to Mr. Davidson $5,000 per month for 12 months beginning February 1, 2011 for his services rendered to us as our Chief Executive Officer.  That agreement was amended effective June 1, 2011, reducing Mr. Davidson’s compensation to $2,000 per month.  It was renewed for an additional 12 months beginning February 1, 2012 and February 1, 2013.  On October 9, 2013, we entered into a settlement and release agreement with Mr. Davidson pursuant to which we issued to Mr. Davidson 3,600,000 restricted shares of our common stock as settlement in full for all outstanding obligations and fees owed to Mr. Davidson by the Company, totaling $36,000, under his consulting agreement.

Effective January 17, 2011, we entered into an independent contractor consulting agreement with George Duggan pursuant to which we agreed to pay to Mr. Duggan $2,500 per month for 12 months beginning January 17, 2011 for his services rendered to us as our Chief Operating Officer.  This agreement was renewed for an additional 12 months beginning January 17, 2012, 2012 and January 17, 2013.  On October 9, 2013, we entered into a settlement and release agreement with Mr. Duggan pursuant to which we issued to Mr. Davidson 4,500,000 restricted shares of our common stock as settlement in full for all outstanding obligations and fees owed to Mr. Davidson by the Company, totaling $45,000, under his consulting agreement.

Compensation of Directors

Our directors do not receive any cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments.  As of the date hereof, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as Directors.

The following table sets forth information regarding compensation accrued to our directors for the year ended January 31, 2014.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1)($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

	-	-	-	-	-	-	-
____________
(1)	Option awards expense as reported here and in our financial statements has been recorded in accordance with the FASB ASC Codification.

Equity Compensation Plan Information

Our Board of Directors adopted our 2007 Plan on or about June 15, 2007.  The total number of shares of common stock reserved for issuance under the 2007 was set at 16,000,000.  Because following the proposed Reverse Split, the number of shares of common stock reserved under the 2007 Plan would have been reduced to 160,000 shares and because the 2007 Plan had already been in existence for seven years, effective as of February 7, 2014, our Board of Directors terminated the 2007 Plan and adopted a new plan, the 2014 Equity Incentive Plan (the “2014 Plan”), with 6,150,564 post-Reverse Split shares of our common stock available for grant under the 2014 Plan.

In addition, the number of shares of Common Stock subject to the 2014 Plan, any number of shares subject to any numerical limit in the 2014 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Description of the 2014 Plan

Administration

The 2014 Plan is currently administered by our Board of Directors.  It is expected that the Compensation Committee of our Board of Directors, once established, will administer the 2014 Plan.  Subject to the terms of the 2014 Plan, the Compensation Committee would have complete authority and discretion to determine the terms of awards under the 2014 Plan.

Eligible Recipients

Any officer or other employee of the Company or its affiliates, or an individual that the Company or an affiliate has engaged to become an officer or employee, or a consultant or advisor who provides services to the Company or its affiliates, including a non-employee director of the Board, is eligible to receive awards under the 2014 Plan.

Grants

The 2014 Plan authorizes the grant to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

·
Options granted under the 2014 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless agreed to otherwise at the time of the grant.

·
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

·
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

·
The 2014 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of our common stock to be awarded and the terms applicable to each award, including performance restrictions.

·
Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of our common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

The exercise price for Incentive Stock Options granted under the 2014 Plan may not be less than the fair market value of our common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of our common stock on the date the option is granted.  The exercise price for Non-statutory Stock Options is determined by the administrator of the 2014 Plan.  Incentive Stock Options granted under the 2014 Plan have a maximum term of ten years, unless issued to an employee who is also a 10% stockholder, in which case the maximum term is five years.  The term of Non-statutory Stock Options is determined by the administrator of the 2014 Plan at the time of grant and may not exceed ten years.  Options granted under the Plan are not transferable, except by will and the laws of descent and distribution.

Duration, Amendment and Termination

The Board of Directors of the Company has the power to amend, suspend or terminate the 2014 Plan without stockholder approval or ratification at any time or from time to time.  No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2014 Plan would terminate ten years after its adoption.

Outstanding Equity Awards at Fiscal Year Ended January 31, 2014

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to certain of its officers, consultants and its outside director. These options had a 10-year term and were granted with an exercise price of $0.09, the fair market value of our common stock on the date of grant, as determined by our Board of Directors, based on the closing price of the Common Stock on the OTB Bulletin Board on the date of grant. One third of these options, or 3,666,667, vested on the date of the grant, with the remaining two thirds vesting on the first and second anniversaries of the date of grant.  No additional options were granted under the 2007 Plan and all of the options granted under the 2007 Plan have been surrendered to us for cancellation pursuant to written agreements with the former option holders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of May 5, 2014 on a pre-Reverse Split basis (except as otherwise may be indicated in the notes to the table):

●	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse. Information given with respect to beneficial owners who are not officers or directors of ours is to the best of our knowledge.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o California Gold Corp., 10752 Deerwood Park Blvd., S. Waterview II, Suite 100, Jacksonville, FL 32256.

Title of Class:  Common Stock

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(a)	Percent of Class(b)
William D. Meadow	Common Stock	0(1)	-

Shea Ralph	Common Stock	0(2)	-

David Rector	Common Stock	0(3)	-

All directors and executive officers as a group (3 persons)	Common Stock	0	-

Sandor Capital Master Fund LP 2828 Routh Street, Suite 500 Dallas, TX 75201	Common Stock	13,958,333 (4)	9.9%

James D. Davidson III 3501 Lago De Talavera Wellington, FL 33467	Common Stock	13,247,625	10.1%

Michael Baybak 2110 Drew Street, Suite 200 Clearwater, Florida 33765	Common Stock	13,463,333 (5)	9.9%

Barry Honig 4400 Biscayne Blvd., #850 Miami, FL 33137	Common Stock	11,932,000 (6)	8.9%

Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY 10022	Common Stock	13,493,333 (7)	9.4%

Michael and Betsy Brauser TBE 3164 NE 31st Avenue, Lighthouse Point, FL 33064	Common Stock	8,791,667 (9)	6.6%

Guy-Philippe Bertin 28 Place des Vosges, 75003 Paris, France	Common Stock	8,002,208 (10)	6.0%
__________________________________________
a.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 5, 2014, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Shares beneficially owned have not been adjusted to reflect the planned Reverse Split.  Shares that will issue after the planned Reverse Split are not shown in the above table; however, some of the post-reverse split shares are referenced in the notes below

b.	Percentages are based on 131,101,260 pre-Reverse Split shares of our common stock issued and outstanding as of May 5, 2014

(1)
Excludes (i) 10,000 shares of Series D Convertible Preferred Stock that Mr. Meadow is entitled to receive which shall be issued upon our obtaining shareholder approval for, and the filing of an amendment to, our charter to increase the number of authorized shares of blank check Preferred Stock; (ii) options to purchase 2,460,226 shares of post-Reverse split common stock, which vest in 12 equal quarterly installments beginning on May 7, 2014, provided that Mr. Meadow remains continuously engaged as a director or officer through the applicable vesting date; (iii) 820,075 options to purchase post-Reverse split common stock which vest upon our achieving revenues of at least $20,000,000; and (iv) 7,885,000 shares of post-Reverse split common stock, to be issued upon our obtaining shareholder approval for, and the filing of an amendment to, our Charter, held by MV Patents, LLC. Mr Meadow is the managing member and beneficial owner of MV Patents, and, in such capacity, has voting and dispositive power over MV Patent's Shares.  Following the effectiveness of the Reverse Split and issuance of the 7,885,000 shares, Mr. Meadow will beneficially own approximately 57% of the then to-be-issued and outstanding shares of our common stock.

(2)
Does not include 1,230,113 post-Reverse Split shares of our common stock issuable upon the exercise of options under our 2014 Plan, which vest in 12 equal quarterly installments beginning on May 7, 2014, provided that Mr. Ralph remains continuously engaged as a director or officer through the applicable vesting date.  Also excludes 410,038 options to purchase post-reverse split common stock which vest upon our achieving revenues of at least $20,000,000.

(3)
Does not include (i) 1,000,000 post-Reverse Split shares of our common stock issuable upon the exercise of options under our 2014 Plan, which vest in 12 equal quarterly installments beginning on March 7, 2014, provided that Mr. Rector remains continuously engaged as a director or officer of the Issuer through the applicable vesting date. Also excludes 10,000 shares of Series D Convertible Preferred Stock, issuable upon our obtaining approval for, and the filing of, an amendment to our Charter to increase the number of authorized shares of blank check preferred stock.

(4)
Includes 4,083,333 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.  John S. Lemak has the power to vote and dispose of the shares owned by Sandor Capital Master Fund, L.P.  Does not include 500,000 post-Reverse Split shares of our common stock issuable upon conversion of the to-be-authorized, designated and issued shares of Series C Preferred Stock to be issued upon a mandatory conversion of 2014 Notes following effectiveness of the Articles Amendments and the filing of the Certificate of Series C Designation.

(5)
Includes 4,083,333 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by Baybak Family Partners, Ltd., a Colorado family limited partnership (“BFP”) as well as 950,000 shares of common stock issuable upon the conversion of 950,000 shares of our Series A Preferred Stock. Does not include 7,050,000 shares of our common stock issuable upon the conversion of 7,050,000 shares of our Series A Preferred Stock held by BFP, which preferred shares also contain a 9.9% blocker and, thus, are not convertible within 60 days. As general partner of BFP, Michael Baybak has voting and investment power with respect to the shares owned by BFP. Does not include 250,000 post-Reverse Split shares of our common stock to be issued upon conversion of the to-be-authorized, designated and issued Series B Preferred Stock to be issued upon a mandatory conversion of the 2013 Notes, which preferred stock also contain a 9.9% blocker, and 307,692 shares of our post-Reverse Split common stock to be issued upon effectiveness of the Reverse Split under the terms of the Warrant Exchange Agreement.

(6)
Includes 3,062,500 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by GRQ Consultants, Inc. 401K (“GRQ”). Barry Honig has voting and investment power with respect to the shares owned by GRQ. Does not include 500,000 post-Reverse Split shares to be issued to GRQ following effectiveness of the Reverse Split pursuant to the terms of the Securities Exchange Agreement.

(7)
Includes 1,300,000 shares of our common stock held by Gottbetter Capital Group, Inc. Adam Gottbetter has voting and investment power with respect to the shares owned by Gottbetter Capital Group, Inc. and by Gottbetter & Partners, LLP (“G&P”). Includes (a) 4,183,333 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by G&P and (b) 8,000,000 shares of our common stock issuable upon the conversion of shares of our Series A Preferred Stock held by G&P. Does not include 79,530 post-Reverse Split shares of our common stock to be issued upon conversion of the to-be-authorized, designated and issued Series B Settlement Shares, which preferred shares also contain a 9.9% blocker.

(8)
Includes 2,041,667 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days and 2,000,000 shares held by Grander Holdings, Inc., over which Michael Brauser holds voting and dispositive power.  Does not include 750,000 post-Reverse Split shares of our common stock to be issued upon conversion of the to-be-authorized, designated and issued Series B Preferred Stock to be issued upon conversion of the 2013 Notes, which preferred stock also contain a 9.9% blocker, and 923,077 shares of our post-Reverse Split common stock to be issued upon effectiveness of the Reverse Split under the terms of the Warrant Exchange Agreement.

(9)	Includes 2,702,208 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part II, Item 5 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Securities Exchange Agreement relating to the MVP Acquisition

At the closing of the MVP Acquisition and pursuant to the terms of the Securities Exchange Agreement, all of the membership interests of MVP issued and outstanding immediately prior to the closing were exchanged for the right to receive 9,385,000 post-Reverse Split shares of Common Stock, which shall be delivered to the Members promptly following completion of the Reverse Split. William D. Meadow will be the recipient and beneficial owner of 7,885,000 shares of our post-Reverse Split common stock to be issued following effectiveness of the Reverse Split to MV PAT, the sole member of MVP.

Additionally, at the closing of the MVP Acquisition, we paid MV PAT $625,000 in cash consideration under the terms of the Securities Exchange Agreement.  Mr. Meadow is the majority member of MV PAT.

Compensation of Former Officers and Directors

James Davidson, who resigned as our Chief Executive Officer on February 7, 2014, was paid a fee of $2,000 per month for his services to the Company pursuant to an independent contractor consulting agreement which was renewed most recently on January 28, 2013.  We incurred $24,000 in costs under this agreement for the years ended January 31, 2014 and January 31, 2013. On October 9, 2013, we entered into a settlement and release agreement with Mr. Davidson pursuant to which we issued to Mr. Davidson 3,600,000 restricted shares of our common stock as settlement in full for all outstanding obligations and fees owed to Mr. Davidson by the Company, totaling $36,000, under his consulting agreement.  As of January 31, 2014, the outstanding payable to Mr. Davidson was $0.

George Duggan, who resigned as our Chief Operating Officer on December 18, 2013, was paid a fee of $2,500 per month for his services to the Company pursuant to an independent contractor consulting agreement which was renewed most recently on January 17, 2013.  We incurred $27,097 in costs under this agreement for the year ended January 31, 2014 and $30,000 for the year ended January 31, 2013. On October 9, 2013, we entered into a settlement and release agreement with Mr. Duggan pursuant to which we issued to Mr. Davidson 4,500,000 restricted shares of our common stock as settlement in full for all outstanding obligations and fees owed to Mr. Davidson by the Company, totaling $45,000, under his consulting agreement.  As of January 31, 2014, the outstanding payable to Mr. Davidson was $0.

Michael Baybak, who resigned as our Interim Treasurer and Secretary on February 7, 2014, was paid a fee of $6,000 per month for his services to the Company pursuant to a two-year independent contractor consulting agreement dated January 6, 2011. We incurred $36,000 and $72,000 in consulting fees related to this agreement for the year ended January 31, 2014 and January 1, 2013, respectively.  On October 9, 2013, we entered into a settlement and release agreement with Mr. Baybak pursuant to which Mr. Baybak agreed to forego and cancel a $6,000 obligation owed to him for outstanding fees payable.  As of January 31, 2014, the outstanding payable to Mr. Baybak was $0.

Compensation of Current Officers and Directors

On February 7, 2014, we entered into an employment agreement with William Meadow (the “Meadow Employment Agreement”), whereby Mr. Meadow agreed to serve as our Chief Executive Officer for a period of three (3) years, subject to renewal, in consideration for an annual salary of $250,000. Additionally, under the terms of the Meadow Employment Agreement, Mr. Meadow shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.  In the event Mr. Meadow’s employment is terminated without Cause or by Mr. Meadow without Good Reason following a Change in Control (as such terms are defined in the Meadow Employment Agreement), Mr. Meadow shall be entitled to a lump sum payment equal to Mr. Meadow’s salary for the prior 15 months in consideration for which Mr. Meadow shall devote 400 hours of time per year for three years to support the enforcement of the Video DriveBy and on-line mapping intellectual property assets (as described further below).  Additionally, pursuant to the terms of the Meadow Employment Agreement, the Company has agreed to reimburse Mr. Meadow’s costs relating to maintaining his term life insurance policy up to a maximum of $250 per month.

In connection with his employment with the Company, the Company granted Mr. Meadow a five -year non-qualified stock option under the 2014 Plan to purchase, on a post-Reverse Split basis, up to 2,460,226 shares of the Company’s common stock at an exercise price of $0.50 per share (the “Meadow Options”), which option shall vest in twelve (12) equal quarterly installments, beginning on the three (3) month anniversary of the date of issuance and every three (3) months thereafter, provided Mr. Meadow remains continuously engaged as a director or officer of the Company through the applicable vesting date.   In the event that Mr. Meadow is removed as a director, officer or employee by the Company at any time other than for “Cause” or resigns as a director, officer or employee for “Good Reason” the Meadow Options shall immediately vest in full. The foregoing is a summary description of Mr. Meadow’s Employment Agreement and does not purport to be complete and is qualified in its entirety by reference to the Meadow Employment Agreement, which is filed as an Exhibit hereto and incorporated by reference herein.

On February 7, 2014, we entered into an employment agreement with Shea Ralph (the “Ralph Employment Agreement”), whereby Mr. Ralph agreed to serve as our Executive Vice President for a period of three (3) years, subject to renewal, in consideration for an annual salary of $180,000. Additionally, under the terms of the Ralph Employment Agreement, Mr. Ralph shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.  In the event Mr. Ralph’s employment is terminated without Cause or by Mr. Ralph without Good Reason following a Change in Control (as such terms are defined in the Ralph Employment Agreement), Mr. Ralph shall be entitled to a lump sum payment equal to Mr. Ralph’s salary for the prior nine (9) months.

In connection with his employment with the Company, the Company granted Mr. Ralph a five-year non-qualified stock option under the 2014 Plan to purchase, on a post-Reverse Split basis, up to 1,230,113 shares of the Companys common stock at an exercise price of $0.50 per share (the Ralph Options), which option shall vest in twelve (12) equal quarterly installments, beginning on the three (3) month anniversary of the date of issuance and every three (3) months thereafter, provided Mr. Ralph remains continuously engaged as a director or officer of the Company through the applicable vesting date. In the event that Mr. Ralph is removed as a director, officer or employee by the Company at any time other than for Cause or resigns as a director, officer or employee for Good Reason the Ralph Options shall immediately vest in full. The foregoing is a summary description of Mr. Ralphs Employment Agreement and does not purport to be complete and is qualified i n its entirety by reference to the Ralph Employment Agreement, which is filed as an Exhibit hereto and incorporated by reference herein.

Additionally, promptly following the closing of the Securities Exchange, the Company will issue to Meadow and Ralph five-year options to purchase an additional five percent (5%) of the outstanding Parent common stock on a fully-diluted, post-Reverse Split basis as of the Closing, pro rata to the option grants issued at Closing, exercisable at the Private Placement price, i.e., $0.50 per share.  These options shall vest and not be subject to forfeiture only upon the Company’s achieving revenues of $20 million.

On February 7, 2014, David Rector, then a director of the Company, was appointed as the Company’s Chief Operating Officer. On February 7, 2014, we entered into an consulting agreement with Mr. Rector (the “Rector Consulting Agreement”), whereby Mr. Rector agreed to serve as our Chief Operating Officer for a period of one (1) year, subject to renewal, in consideration for an annual fee of $120,000.

In connection with his engagement with the Company, the Company granted Mr. Rector a five-year non-qualified stock option under the 2014 Plan to purchase, on a post-Reverse Split basis, up to 1,000,000 shares of the Companys common stock at an exercise price of $0.50 per share (the Rector Options), which option shall vest in twelve (12) equal monthly installments, beginning on the one (1) month anniversary of the date of issuance, provided Mr. Rector remains continuously engaged as a director or officer of the Company through the applicable vesting date. In the event that Mr. Rector is removed as a director, officer or employee by the Company at any time other than for Cause or resigns as a director, officer or employee for Good Reason the Rector Options shall immediately vest in full. The foregoing is a summary description of the. Rector Consulting Agreement and does not purport to be complete and is qualified i n its entirety by reference to the Rector Consulting Agreement, which is filed as an Exhibit hereto and incorporated by reference herein.

Legal, Consulting and Other Professional Fees

Effective December 1, 2010, we entered into a 12 month retainer agreement with Gottbetter & Partners, LLP, a beneficial holder of more than 5% of our outstanding common stock, pursuant to which we paid Gottbetter & Partners, LLP a monthly fee of $5,500 for providing to us legal services relating to SEC regulatory compliance and reporting requirements. After the agreement expired in November 2011, the stockholder continued to provide these legal services at $6,000 per month. We also paid Gottbetter & Partners, LLP a flat fee of $50,000 upon SEC effectiveness of our registration statement on Form S-1 for the preparation and filing of the resale registration statement covering the shares of our common stock contained in the units and We also paid Gottbetter & Partners, LLP a flat fee of $50,000 upon SEC effectiveness of our registration statement on Form S-1 for the preparation and filing of the resale registration statement covering the shares of our common stock contained in the units and underlying the warrants contained in the units sold in our 2010/2011 private placement and registered herein.

For the years ended January 31, 2014 and 2013, our total professional legal fees paid to Gottbetter & Partners, LLP were $74,581 and $180,343, respectively.  The legal fees primarily related to SEC filings and other general corporate matters and were included as a component of general and administrative expenses and acquisition-related costs in our consolidated statements of expenses. Gottbetter & Partners, LLP continued to provide these legal services at $5,500 per month in the year 2014.

On January 9, 2014, we entered into a settlement agreement with Gottbetter & Partners, LLP pursuant to which Gottbetter & Partners, LLP agreed to receive for payment in full of open invoices totaling $79,529.54, 79,739 shares of our post-Reverse Split common stock.

In January 2011, we entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, our Chief Operations Officer, is the Vice President of ICS. We paid ICS a monthly fee of $6,000 for these services. Our agreement with ICS was extended by the parties for an additional 12 months beginning January 1, 2012 and January 1, 2013.  Pursuant to a settlement agreement with ICS dated December 18, 2013, we paid ICS the sum of $6,234.64 to settle all outstanding balances with ICS.  We incurred $48,000 and $72,000 in management fees for the years ended January 31, 2014 and 2013, respectively, which were included as a component of our general and administrative expenses. Additionally, we reimbursed ICS for the expenses related to the services provided of $1,149 and $11,816 for the years ended January 31, 2014 and 2013, respectively. As of January 31, 2014 and 2013, the outstanding payable to ICS was $0 and $0, respectively.  Other than Mr. Duggan who is the Vice President of ICS but owns no stock in ICS, none of our shareholders is affiliated with ICS.

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

Our Board of Directors has considered the independence of its Directors in reference to the definition of “Independent Director” established by the Nasdaq Marketplace Rule 5605(a)(2).  In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its Directors.  After such review, the Board of Directors has determined none of our directors qualifies as independent under the requirements of the Nasdaq listing standards.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended January 31, 2014 and 2013, are set forth in the table below:

Fee Category	Fiscal year ended January 31, 2014	Fiscal year ended January 31, 2013
Audit fees (1)	$21,020	$28,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$21,020	$28,000

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger and Reorganization dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp. (1)
2.2	10.1	Securities Exchange Agreement dated February 7, 2014 by and among the Registrant, MVP Portfolio, LLC, MV Patents, LLC and others (2)
3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (3)
3.2	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 9, 2009 (4)
3.3	10.3	Certificate of Designation of Series A Convertible Preferred Stock as filed with the Nevada Secretary of State on December 23, 2010 (5)
3.4	10.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 30, 2010 (6)
3.5	*	Form of Certificate of Designation of Series B Convertible Preferred Stock
3.6	3.1	Form of Certificate of Designation of Series C Convertible Preferred Stock (2)
3.7	3.2	Form of Certificate of Designation of Series D Convertible Preferred Stock (2)

3.8	3.2	By-Laws of Registrant (7)

Exhibit No.	SEC Report Reference Number	Description
4.1	10.3	Reversal Loan Promissory Note dated August 8, 2007 between the Registrant and Cromwell Uranium Holdings, Inc. (8)
4.2	4.7	Form of Investor Warrant Dated December, 2010 for purchase of Registrant’s common stock, with Schedule of Investors (9)
4.3	10.2	Form of November 2013 10% Convertible Promissory Note (10)
4.4	10.3	Form of November 2013 Warrant to Purchase Common Stock (10)
4.5	4.1	Form of February 2014 10% Convertible Promissory Note (2)
4.6	4.2	Form of February 2014 Broker Warrant to Purchase Common Stock (2)

10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007, as amended December 21, 2010 (11)
10.2	10.1	Reversal Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (4)
10.3	10.2	Reversal Loan and Control Share Pledge and Security Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (4)
10.4	10.12	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s common stock, with Schedule of Purchasers (9)
10.5	10.13	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s Series A preferred Stock, with Schedule of Purchasers (9)
10.6	10.5	Subscription Agreement Addendum of the Registrant dated December 22, 2010 (4)
10.7	10.18	Administrative Services Agreement dated January 1, 2011 between the Registrant and Incorporated Communications Services (11)
10.8	10.19	Consulting Agreement dated January 17, 2011 between the Registrant and George Duggan (11)
10.9	10.21	Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (11)
10.10	10.22	Property Option Agreement dated February 11, 2011 among the Registrant, Mexivada Mining Corp. and the other parties named therein (11)
10.11	10.22	Binding Offer Letter Agreement between the Registrant and Mexivada Mining Corp. dated October 5, 2010, as amended November 21, 2010 (Schedule B to Exhibit 10.22) (11)

10.12	10.23	Surface Rights Agreement dated May 2011 (English translation) (12)

10.13	10.24	Amendment dated June 6, 2011 to Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (13)
10.14	10.25	Consulting Agreement dated June 6, 2011 between the Registrant and Michael Baybak (13)
10.15	10.28	Form of March 2012 Unit Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers, with Schedule of Purchasers (9)
10.16	*	Settlement and Release Agreement between the Registrant and Michael Baybak dated October 9, 2013
10.17	*	Settlement and Release Agreement between the Registrant and James Davidson dated October 9, 2013
10.18	*	Settlement and Release Agreement between the Registrant and George Duggan dated October 9, 2013
10.19	*	Form of the Registrant’s Option Surrender Agreement dated November _, 2013 and related Schedule of Parties
10.20	*	Settlement and Release Agreement between the Registrant and Incorporated Communications Service dated December 18, 2013
10.21	*	Settlement and Release Agreement between the Registrant and Gottbetter & Partners, LLP dated December 16, 2013

Exhibit No.	SEC Report Reference Number	Description
10.22	10.1	Form of November 2013 10% Convertible Promissory Note Securities Purchase Agreement (10)
10.23	*	Form of Amendment to November 2013 10% Convertible Promissory Note Securities Purchase Agreement and Warrant Exchange Agreement
10.24	10.2	Form of February 2014 10% Convertible Promissory Note Securities Purchase Agreement (2)
10.25	10.3	Employment Agreement dated February 7,2014 between the Registrant and William Meadow (2)
10.26	10.4	Employment Agreement dated February 7,2014 between the Registrant and Shea Ralph (2)
10.27	10.5	Consulting Agreement dated February 7,2014 between the Registrant and David Rector (2)
10.28	10.6	Form of February 2014 Lockup Agreement (2)
10.29	10.7	Form of February 2014 Series D Preferred Stock Subscription Agreement (2)
10.30	*	Registrant’s 2014 Equity Incentive Plan adopted February 7, 2014
10.31	*	William Meadow NonQualified Stock Option Agreement
10.32	*	Shea Ralph NonQualified Stock Option Agreement
10.33	*	David Rector NonQualified Stock Option Agreement
14.1	14.1	Code of Ethics (1)
16.1	16.1	Letter from Davis Accounting Group, P.C., dated July 8, 2010 to the SEC regarding statements included in Form 8-K (14)
21	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	3.1	Articles of Incorporation of Visual Real Estate, Inc. (formerly MVP Portfolio, LLC) (15)
99.2	99.1	Audited Financial Statements of MV Patents, LLC as of June 30, 2013 and 2012 (15)
99.3	99.2	Unaudited Consolidated Six-Month Financial Statements as of December 31, 2013 of PV Patents, LLC and MVP Portfolio, LLC (15)
_____________
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

(2)
Filed with the SEC on February 10, 2014, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-54706) on Form 8-K, which exhibit is incorporated herein by reference.

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

(7)
Filed with the SEC on May 30, 2006, as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-134549) on Form SB-2, which exhibit is incorporated herein by reference.

(8)
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

(10)
Filed with the SEC on November 11, 2013, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-54706) on Form 8-K, which exhibit is incorporated herein by reference.

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

(15)
Filed with the SEC on March 10, 2014, as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 000-54706) on Form 8-K, which exhibit is incorporated herein by reference.

In reviewing the agreements included as exhibits and incorporated by reference to this Annual Report on Form 10-K, please remember that, while these exhibits constitute public disclosure under the federal securities laws, they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

● should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

● have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

● may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

● were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

CALIFORNIA GOLD CORP.

Dated: May 6, 2014	By:	/s/ William D. Meadow
William D. Meadow, President and Principal Executive Officer

By:	/s/ Shea Ralph
Shea Ralph, Treasurer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William D. Meadow	Director	May 6, 2014
William D. Meadow

/s/ Shea Ralph	Director	May 6, 2014
Shea Ralph

/s/ David Rector	Director	May 6, 2014
David Rector

PART IV – FINANCIAL INFORMATION

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of January 31, 2014 and 2013	F-3

Consolidated Statements of Expenses for the years ended January 31, 2014 and 2013 and for the period from April 19, 2004 (inception) through January 31, 2014	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the period from April 19, 2004 (inception) through January 31, 2014	F-5

Consolidated Statements of Cash Flows for the years ended January 31, 2014 and 2013 and for the period from April 19, 2004 (inception) through January 31, 2014	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
California Gold Corp.
(An Exploration Stage Company)
La Cañada, California

We have audited the accompanying consolidated balance sheets of California Gold Corp. and its subsidiary (an exploration stage company) (collectively, the “Company”) as of January 31, 2014 and 2013, and the related statements of expenses, stockholders’ deficit, and cash flows for the years then ended and for the period from inception (April 19, 2004) through January 31, 2014. These financial statements are the responsibility of California Gold Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Gold Corp. and its subsidiary as of January 31, 2014 and 2013 and the results of their expenses and their cash flows for the years then ended and for the period from inception (April 19, 2004) through January 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit as of January 31, 2014 and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

May 5, 2014

CALIFORNIA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2014	January 31, 2013

ASSETS

Current assets:
Cash	$209,392	$259,200
Prepaid expenses	14,370	16,283
Total current assets	223,762	275,483
Property and equipment, net	4,342	6,104
Mining rights	108,750	91,250
Total assets	$336,854	$372,837

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$22,467	$47,466
Accounts payable - related party	145,858	101,873
Derivative liabilities	324,642	327,661
Convertible notes and interest payable - short-term, net of discount of $243,469	19,030	-
Other accrued liabilities - related party	-	56,500
Total current liabilities	511,997	533,500
Convertible notes- long-term	69,452	-
Total non-current liabilities	69,452	-

Total liabilities	581,449	533,500

Commitments and contingencies (Note 14)

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 22,000,000 shares authorized; 22,000,000 shares issued and outstanding	22,000	22,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 125,101,260 and 115,201,260 shares issued and outstanding at January 31, 2014 and 2013, respectively	125,101	115,201
Additional paid-in capital	3,094,596	2,534,588
Deficit accumulated during the exploration stage	(3,486,292)	(2,832,452)
Total stockholders' deficit	(244,595)	(160,663)
Total liabilities and stockholders' deficit	$336,854	$372,837

The accompanying notes are an integral part of these audited consolidated financial statements.

CALIFORNIA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EXPENSES

	Year Ended January 31, 2014	Year Ended January 31, 2013	April 19, 2004 (Inception) to January 31, 2014

Expenses:

Mineral property expenses	$48,161	$233,718	$715,634
Bad debt expense	-	-	559,483
Depreciation expense	1,762	1,761	4,467
General and administrative expenses	568,071	1,066,824	3,724,061
Total operating expenses	617,994	1,302,303	5,003,645
Loss from operations	(617,994)	(1,302,303)	(5,003,645)

Other income (expenses):
Interest income	183	938	3,472
Interest expense	(6,951)	-	(8,714)
Realized and unrealized gain on derivatives, net	3,019	1,591,424	1,564,900
Loss on settlement of debt	(22,788)	-	(22,788)
Amortization of debt discount	(9,309)	-	(18,927)
Foreign currency exchange loss	-	(590)	(590)
Total other income (expenses)	(35,846)	1,591,772	1,517,353
Net income (loss)	$(653,840)	$289,469	$(3,486,292)

Earnings (loss) per common share:
Income (loss) per common share - basic and diluted	$(0.01)	$0.00
Weighted average number of common shares outstanding - basic and diluted	116,180,381	114,401,945

The accompanying notes are an integral part of these audited consolidated financial statements.

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

						Deficit
					Additional	Accumulated During the
	Common Stock		Preferred Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance - April 19, 2004 (inception)	-	$-	-	$-	$-	$-	$-
Loss for the year ended January 31, 2005	-	-	-	-	-	-	-
Balance - January 31, 2005	-	$-	-	$-	$-	$-	$-
Common stock issued for cash	46,990,000	46,990	-	-	(39,590)	-	7,400
Common stock issued for cash	6,985,000	6,985	-	-	4,015	-	11,000
Common stock issued for cash	1,778,000	1,778	-	-	54,222	-	56,000
Loss for the year ended January 31, 2006	-	-	-	-	-	(29,275)	(29,275)
Balance - January 31, 2006	55,753,000	$55,753	-	$-	$18,647	$(29,275)	$45,125
Loss for the year ended January 31, 2007	-	-	-	-	-	(21,158)	(21,158)
Balance - January 31, 2007	55,753,000	$55,753	-	$-	$18,647	$(50,433)	$23,967
Common stock issued for services	12,700,000	12,700	-	-	(10,700)	-	2,000
Cancellation of common stock	(44,450,000)	(44,450)	-	-	44,450	-	-
Common stock issued for expenses paid by officer	31,000,002	31,000	-	-	-	-	31,000
Common stock issued for convertible debentures	1,190,000	1,190	-	-	593,810	-	595,000
Contributed capital for donated services	-	-	-	-	235,668	-	235,668
Loss for the year ended January 31, 2008	-	-	-	-	-	(935,664)	(935,664)
Balance - January 31, 2008 (unaudited)	56,193,002	$56,193	-	$-	$881,875	$(986,097)	$(48,029)
Cancellation of common stock	(2,000,000)	(2,000)	-	-	2,000	-	-
Common stock issued for cash	4,000,000	4,000	-	-	16,000	-	20,000
Common stock issued for cash	120,000	120	-	-	59,880	-	60,000
	-	-	-	-	-	-	-
Loss for the year ended January 31, 2009	-	-	-	-	-	(75,062)	(75,062)
Balance - January 31, 2009	58,313,002	$58,313	-	$-	$959,755	$(1,061,159)	$(43,091)
Cancellation of common stock	(250,000)	(250)	-	-	250	-	-
Loss for the year ended January 31, 2010	-	-	-	-	-	(182,521)	(182,521)
Balance - January 31, 2010	58,063,002	$58,063	-	$-	$960,005	$(1,243,680)	$(225,612)
Common stock issued for services	4,500,000	4,500	-	-	229,945	-	234,445
Cancellation of common stock	(15,000,000)	(15,000)	-	-	(48,000)	-	(63,000)
Common stock, preferred stock, and derivative warrants instruments sold in private placement offering at $0.025 per share, less offering costs of $15,500	41,478,258	41,478	22,000,000	22,000	1,523,478	-	1,586,956
Derivatives resulting on above stock issued	-	-	-	-	(1,323,133)		(1,323,133)
Common stock issued for convertible notes	3,660,000	3,660	-	-	179,205	-	182,865
Contribution to capital on forgiveness of related party debt	-	-	-	-	157,291	-	157,291

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

						Deficit
						Accumulated
					Additional	During the
	Common Stock		Preferred Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Loss for the year ended January 31, 2011	-	-	-	-	-	(1,615,423)	(1,615,423)
Balance - January 31, 2011	92,701,260	$92,701	22,000,000	$22,000	$1,678,791	$(2,859,103)	$(1,065,611)
Stock-based compensation	500,000	500	-	-	505,039	-	505,539
Common stock and warrants sold in over-allotment offering at $0.025 per share, less offering costs totaling $3,500	16,000,000	16,000	-	-	380,500	-	396,500
Derivatives resulting on above warrants issued	-	-	-	-	(544,034)	-	(544,034)

Common stock issued for acquisition of mining rights at $0.001 per share	250,000	250	-	-	17,250	-	17,500
Loss for the period ended January 31, 2012	-	-	-	-	-	(262,818)	(262,818)
Balance - January 31, 2012	109,451,260	$109,451	22,000,000	$22,000	$2,037,546	$(3,121,921)	$(952,924)
Stock-based compensation	2,250,000	1,250	-	-	431,527	-	432,777
Common stock and warrants sold in private placement offering at $0.04 per share, less offering costs totaling $1,750	4,250,000	4,250	-	-	164,000	-	168,250
Derivatives resulting on above warrants issued	-	-	-	-	(101,985)	-	(101,985)

Common stock issued for acquisition of mining rights at $0.015 per share	250,000	250	-	-	3,500	-	3,750
Cancellation of common stock	(1,000,000)	-	-	-	-	-	-
Income for the period ended January 31, 2013	-	-	-	-	-	289,469	289,469
Balance - January 31, 2013	115,201,260	$115,201	22,000,000	$22,000	$2,534,588	$(2,832,452)	$(160,663)
Stock-based compensation (stock options)	-	-	-	-	149,995	-	149,995
Shares issued for common stock	9,900,000	9,900	-	-	148,500	-	158,400
Related party forgiveness of accounts payable	-	-	-	-	8,735	-	8,735
Warrants issued in private placement	-	-	-	-	252,778	-	252,778
Loss for the period ended January 31, 2014	-	-	-	-	-	(653,840)	(653,840)
Balance - January 31, 2014	125,101,260	$125,101	22,000,000	$22,000	$3,094,596	$(3,486,292)	$(244,595)

The accompanying notes are an integral part of these audited consolidated financial statements.

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31, 2014	Year Ended January 31, 2013	April 19, 2004 (Inception) to January 31, 2014
Cash flows from operating activities:
Net income (loss)	$(653,840)	$289,469	$(3,486,292)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,762	1,761	4,467
Stock-based compensation	-	125,000	125,000
Stock-based compensation - related party	149,995	307,777	1,466,424
Amortization of debt discount	9,309	-	18,927
Loss on settlement of related party debt	35,126	-	35,126
Gain on settlement of accounts payable	(12,338)	-	(12,338)
Unrealized and realized gain on derivatives, net	(3,019)	(1,591,424)	(1,564,900)
Changes in operating assets and liabilities:
Other receivables	-	5,907	-
Prepaid expenses	1,913	11,273	(14,370)
Prepaid expenses - related party	-	-	-
Accounts payable and accrued expenses	63,699	(2,867)	312,356
Accounts payable - related party	50,085	101,873	50,085
Other accrued expenses - related party	-	54,000	56,642
Accrued interest - related party	-	-	1,621
Net cash used in operating activities	(357,308)	(697,231)	(3,007,252)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(8,809)
Acquisition of mining rights	(17,500)	(40,000)	(87,500)
Net cash used in investing activities	(17,500)	(40,000)	(96,309)
Cash flows from financing activities:
Proceeds from related party loans	-	-	92,430
Proceeds from convertible loan	325,000	-	325,000
Proceeds from common and preferred stock issued, net of offering costs	-	168,250	2,958,523
Payments from cancellation of common stock	-	-	(63,000)
Net cash provided by financing activities	325,000	168,250	3,312,953
Net increase (decrease) in cash	(49,808)	(568,981)	209,392
Cash - beginning of period	259,200	828,181	-
Cash - end of period	$209,392	$259,200	$209,392

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31, 2014	Year Ended January 31, 2013	April 19, 2004 (Inception) to January 31, 2014
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Contributed capital - loss on extinguishment of debt owed to related party	$-	$-	$374
Debt discount due to derivative liabilities	$-	$-	$9,618
Contributed capital - payables settled by stockholder	$-	$-	$157,665
Issuance of common stock for convertible notes	$-	$-	$3,660
Reclassification of derivatives related to convertible notes	$-	$-	$91,365
Issuance of derivative warrant instruments	$-	$101,985	$1,969,152
Related party note receivable write-off	$-	$-	$557,927
Common stock cancellation	$-	$1,000	$62,700
Issuance of common stock for acquisition of mining rights	$-	$3,750	$21,250
Debt discount	$252,778	$-	$252,778
Issuance of common stock for the settlement related party debt	$158,400	$-	$158,400
Settlement of related party debt	$8,735	$-	$8,735

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2014 and 2013, and the reported revenues and expenses for the years then ended and cumulative from inception. Actual results could differ from those estimates made by management.

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

Mineral Rights, Exploration and Development Costs

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. As of January 31, 2014 and 2013, the Company capitalized $108,750 and $91,250, respectively, of costs to acquire an interest in mineral rights related to the AuroTellurio Property (Note 4).

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under U.S. GAAP, all mineral exploration expenditures associated with efforts to search for and establish mineral reserves are expensed as incurred. Costs to acquire properties are capitalized. Mine development costs incurred to construct the infrastructure necessary to extract the reserves and prepare the mine for production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. During the years ended January 31, 2014 and 2013, the Company recorded $48,161 and $233,718 of mineral exploration and development expenditures, respectively. These expenditures were expensed as incurred and recorded as mineral property expenses in the Company’s consolidated statements of expenses.

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

Impairment of Long-lived Assets

Long-lived assets, including mineral rights, exploration and development costs, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. The Company accounts for asset impairment in accordance with ASC 360 - Property Plant and Equipment. Long-lived assets such as property and equipment and mineral rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the estimated fair value of the long-lived asset.

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrants and convertible derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates. For the year ended January 31, 2014, the Company adopted the probability-weighted scenario analysis model. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

For the years ended January 31, 2014 and 2013, the Company recorded $149,995 and $432,777, respectively, in stock-based compensation as a component of general and administrative expenses.

Net Earnings (Loss) per Common Share

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the year ended January 31, 2014, a net loss was reported and the Company excluded options and outstanding warrants to purchase shares of common stock, as the effect would be anti-dilutive. For the year ended January 31, 2013, net income was reported and the Company included options and outstanding warrants to purchase shares of common stock. However, the average market price of the common shares exceeded the exercise price of the options and warrants. As such, the options and warrants did not have a dilutive effect.

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

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Acquisition-Related Costs

In the years ended January 31, 2014 and 2013, the Company incurred certain costs related to the AuroTellurio Acquisition (Note 4). Those costs included legal, valuation, travel, and other professional or consulting fees. The

Company accounted for those acquisition-related costs under FASB ASC Topic 805, Business Combinations. The costs were recognized as mineral property expenses in the periods in which the costs were incurred and the services received. The Company recorded $48,161 and $233,718 in those costs for the years ended January 31, 2014 and 2013, respectively.

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

The Company’s activities through January 31, 2014 have been supported by debt and equity financing. It has a cumulative loss since inception of $3,486,292 as of January 31, 2014. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

NOTE 4 - MINING RIGHTS

As of January 31, 2014 and January 31, 2013, the Company had $108,750 and $91,250, respectively, of mineral rights related to the AuroTellurio Property, discussed below.

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

On the first anniversary of the closing, the first $750,000 requirement per year was reached by the Company, per the AuroTellurio Option Agreement (Note 12). The Company made a payment of $40,000 on August 10, 2012 and issued 250,000 shares on August 28, 2012, fair valued at $3,750 based on the market price on the date of issuance. Having met all the required conditions, the first 20% interest in the La Viuda Concessions has vested in the Company as of August 28, 2012.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of January 31, 2014 and 2013:

	January 31, 2014	January 31, 2013
Vehicles	$8,809	$8,809
Less: accumulated depreciation	(4,467)	(2,705)
Property and equipment, net	$4,342	$6,104

Depreciation expense for the years ended January 31, 2014 and 2013 was $1,762 and $1,761, respectively, and is reflected in the total operating expenses of the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

Compensation of Officers and Directors

Officers and director fees totaled $48,744 and $54,000 for the years ended January 31, 2014 and 2013, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

As of January 31, 2014 and January 31, 2013, the Company owed its officers and directors $-0- and $56,500, respectively, which were recorded as other accrued liabilities - related party in its consolidated balance sheets. This amount was settled through the issuance of common stock- see footnote 11.

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Fees

Effective December 1, 2010, the Company entered into a 12 month retainer agreement with Gottbetter & Partners, LLP, a beneficial holder of more than 5% of the Company’s outstanding common stock, pursuant to which the Company paid Gottbetter & Partners, LLP a monthly fee of $5,500 for providing to the Company legal services relating to SEC regulatory compliance and reporting requirements. After the agreement expired in November 2011, the stockholder continued to provide these legal services at $6,000 per month. The Company also paid Gottbetter & Partners, LLP a flat fee of $50,000 upon SEC effectiveness of the Company’s registration statement on Form S-1 for the preparation and filing of the resale registration statement covering the shares of the Company’s common stock contained in the units, and the Company also paid Gottbetter & Partners, LLP a flat fee of $50,000 upon SEC effectiveness of our registration statement on Form S-1 for the preparation and filing of the resale registration statement covering the shares of the Company’s common stock contained in the units and underlying the warrants contained in the units sold in our 2010/2011 private placement and registered herein.

For the years ended January 31, 2014 and 2013, the Company’s total professional legal fees related to Gottbetter & Partners, LLP were $147,593 and $180,343, respectively. The legal fees primarily related to SEC filings and other general corporate matters and were included as a component of general and administrative expenses in the Company’s consolidated statements of expenses. Gottbetter & Partners, LLP continued to provide these legal services at $5,500 per month in the year 2014. As of January 31, 2014, $145,858 was due for legal services.

On January 9, 2014, the Company entered into a settlement agreement with Gottbetter & Partners, LLP pursuant to which Gottbetter & Partners, LLP agreed to receive for payment in full of open invoices totaling $79,529.54, 79,739 shares of our post-Reverse Split common stock. As the Reverse Split had not occurred as of the period ended January 31, 2014, the settlement transaction was not accounted for as of January 31, 2014.

Consulting and Other Professional Fees

In January 2011, the Company entered into an administrative services agreement with Incorporated Communications Services (“ICS”), a California corporation. George Duggan, the Company’s Chief Operations Officer, is the Vice President of ICS. Pursuant to the agreement with ICS, ICS will make available its address in La Canada, California to serve as the Company’s corporate headquarters and communications office, and provide the Company with basic administrative services, including coordinating and routing incoming telephone calls, handling investor inquiries, assisting in the preparation of press releases, developing an informational website and coordinating with the auditors and financial statement preparers. The Company pays ICS a monthly fee of $6,000 for these services. This agreement with ICS became effective January 1, 2011, ran for 12 months and was extended for an additional 12 months beginning January 1, 2013 and January 1, 2014. The Company incurred $48,000 and $72,000 in management fees for the years ended January 31, 2014 and 2013, which were included as a component of general and administrative expenses. Additionally, the Company reimbursed ICS for the expenses related to the services provided of $907 and $11,817 for the years ended January 31, 2014 and 2013. As of January 31, 2014 and 2013, the outstanding payable to ICS was $-0- and $-0-, respectively.

On June 6, 2011, the Company entered into a consulting agreement with a stockholder of the Company. The Company engaged the stockholder to provide certain consulting services related to the Company’s business for the period through June 5, 2013, for a monthly compensation fee of $6,000. Beginning February 6, 2012, the monthly consulting fee was reduced to $3,000 and then reversed back to $6,000 per month starting June 6, 2012. Additionally, in May 2012, the Company paid back the reduced fees for the months of March 2012 through May 2012 to the stockholder. The Company incurred $48,000 and $72,000 in consulting fees related to this agreement for the years ended January 31, 2014 and 2013, respectively, which were included as a component of general and administrative expenses. As of January 31, 2014 and January 31, 2013, the Company recorded payables to the stockholder in the amount of $-0- and $2,500, respectively.

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

In January 2011, the Company entered into a consulting agreement with one of the Company’s stockholders, which provided consulting services related to the Company’s business development and corporate finance for a term of 90 days, commencing on January 18, 2011. In February 2011, in consideration of provided services, the Company issued 500,000 shares of its restricted common stock to this stockholder and recorded $-0- and $-0- of stock-based compensation expense for services provided to the Company in the years ended January 31, 2014 and 2013, respectively. The stock-based compensation expense was included as a component of general and administrative expenses in the Company’s consolidated statements of expenses.

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

Also on October 9, 2013, the Company and certain of its employees and outside consultants entered into settlement agreements, in which the Company was deemed by the employees and outside consultants to have paid in full and fully satisfied all debts and obligations owed to the employees and outside consultants by the Company upon receipt of restricted shares of common stock, totaling 9,900,000 shares, with respect to past consulting agreements. A loss on the settlement of debt of $35,126 was recorded. See Note 11.

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 18, 2013, the Company and a management firm, which is owned by a former officer of the Company, entered into a settlement agreement, in which the Company was deemed by the management firm to have paid in full and fully satisfied all debts and obligations owed to the management firm by the Company with respect to a services agreement dated January 2, 2012 upon receipt of a $6,235 payment. The management firm received the aforementioned payment and the remaining accounts payable - related party amount as of December 18, 2013, totaling $6,235, was settled and considered a contribution to capital.

On January 9, 2014, the Company entered into a settlement agreement with Gottbetter & Partners, LLP pursuant to which Gottbetter & Partners, LLP agreed to receive for payment in full of open invoices totaling $79,529, 79,739 shares of our post-Reverse Split common stock. As the Reverse Split had not occurred as of the period ended January 31, 2014, the settlement transaction was not accounted for as of January 31, 2014.

NOTE 8 - DERIVATIVE LIABILITIES

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $125,692 at the balance sheet date as of January 31, 2013. The Company recorded a $1,257,783 change in value of the derivative liability as unrealized gain in non-operating income for the year ended January 31, 2013. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2014 (See the Company’s fourth quarter valuation model review and summary of January 31, 2014 assumptions below). The estimate was re-valued as being $124,435 at the balance sheet date as of January 31, 2014, and the Company recorded the change in value in non-operating income for the year ended January 31, 2014.

The fair value of each warrant granted in the private placement offering through January 31, 2012 has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	30,739,129
Market price of the Company’s common stock on the measurement dates	$0.05 and 0.09
Exercise price	$0.125
Risk free interest rate (1)	0.34%
Dividend yield	0.00%
Volatility	365.22-368.49%
Expected exercise term in years	1.92-1.98

(1)	The risk-free interest rate was determined by management using the average of 1- and 2-year Treasury Bill yield as of the grant dates.

In April 2011, the Company added to the Unit Offering a first over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 2011 grants were re-valued as being $16,417 at the balance sheet date of January 31, 2013. The Company recorded a $194,700 change in value as unrealized gain in non-operating income for the year ended January 31, 2013. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2014 (See the Company’s fourth quarter valuation model review and summary of January 31, 2014 assumptions below). The estimate was re-valued as being $16,344 at the balance sheet date as of January 31, 2014, and the Company recorded the change in value in non-operating income for the year ended January 31, 2014.

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each warrant granted in the private placement offering through January 31, 2012 has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	4,000,000
Market price of the Company’s common stock on the measurement dates	$0.08 and 0.10
Exercise price	$0.125
Risk free interest rate range (1)	0.34%
Dividend yield	0.00%
Volatility range	378.72 – 381.90%
Expected exercise term in years	2.21-2.28

(1)	The risk-free interest rate was determined by management using the 2-year Treasury Bill yield as of the grant dates.

In June and July 2011, the Company closed its first and second over-allotment options. The Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $149,203 and $102,957 at the grant dates of June 15, 2011 and July 15, 2011, respectively. The grants were re-valued as being $16,447 at January 31, 2013. The Company recorded a $206,061 change in value as unrealized gain in non-operating income for the year ended January 31, 2013. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2014 (See the Company’s fourth quarter valuation model review and summary of January 31, 2014 assumptions below). The estimate was re-valued as being $16,334 at the balance sheet date as of January 31, 2014, and the Company recorded the change in value in non-operating income for the year ended January 31, 2014.

The fair value of each warrant granted in the private placement offering through January 31, 2012 has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	4,000,000
Market price of the Company’s common stock on the measurement dates	$0.07 and 0.08
Exercise price	$0.125
Risk free interest rate range (1)	0.52%
Dividend yield	0.00%
Volatility range	370.07-373.99%
Expected exercise term in years	2.41-2.49

(1)	The risk-free interest rate was determined by management using the 2-year Treasury Bill yield as of the grant dates.

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

In March 2012, pursuant to a private placement offering, the Company issued 4,250,000 warrants to purchase 0.5 shares of common stock per unit. The Company recorded a derivative liability upon issuance of the warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $101,985 at the grant date of March 16, 2012. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2014 (See the Company’s fourth quarter valuation model review and summary of January 31, 2014 assumptions below). The estimate was re-valued as being $16,701 at the balance sheet date as of January 31, 2014, and the Company recorded the change in value in non-operating income for the year ended January 31, 2014.

The fair value of each warrant granted in the private placement offering through January 31, 2012 has been estimated on the dates of grant using the Black-Scholes option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants	2,125,000
Market price of the Company’s common stock on the measurement date	$0.05
Exercise price	$0.06
Risk free interest rate	0.69%
Dividend yield	0.00%
Volatility	347.74%
Expected exercise term in years	3.17

As of December 19, 2012, the Company amended the terms of the warrants issued during the 2010/2011 private placement offerings, such that (i) their term  shall be extended for a period of an additional three years from its date of expiration as previously amended  and (ii) the exercise price of all of the warrants, exercisable for an aggregate of 39,546,194 shares of common stock, including anti-dilution adjustments, sold in the Offering shall be reduced to $0.03 per whole share through the third year of the extended term of the warrants, then increased to $0.04 per whole share during the fourth year of the term and to $0.05 per whole share during the fifth year of the term. The valuation of the warrants at January 31, 2013 reflects the new terms. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2014 (See the Company’s fourth quarter valuation model review and summary of January 31, 2014 assumptions below). The estimate was re-valued as being $150,828 at the balance sheet date as of January 31, 2014, and the Company recorded the change in value in non-operating income for the year ended January 31, 2014.

During the fourth quarter of the year ended January 31, 2014, the Company completed a review of the valuation of its derivative warrant instruments. The Company determined that as a result of the aforementioned amendments to the exercise price during the year ended January 31, 2014, the Company should adopt the probability-weighted scenario analysis model for the year ended January 31, 2014. The estimated fair value of all derivative warrant instruments was re-valued as being $324,642 at the balance sheet date as of January 31, 2014. The Company recorded a $3,019 net change in value of the derivative liability as unrealized gain in non-operating income for the year ended January 31, 2014.

The following is a summary of the assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of the balance sheet date at January 31, 2014, and the assumptions used for the Black-Scholes option pricing model to estimate the fair value of the warrants as of balance sheet date at January 31, 2013, respectively:

	January 31, 2014		January 31, 2013

Common stock issuable upon exercise of warrants	41,671,195		41,671,195
Market price of the Company’s common stock on the measurement dates	$0.008		$0.008
Exercise price range	$0.03 - 0.06		$0.03-0.06
Risk free interest rate range (1)	0.34 - 0.69%		0.42 - 0.65%
Dividend yield	0.00%		0.00%
Volatility range	347.74 - 381.9	0%	306.62-327.98%
Expected exercise term in years	1.92 – 3.17		2.89 – 4.12

(1)	The risk-free interest rate was determined by management using the 3-year and the average of the 3- and 5-year Treasury Bill as of January 31, 2014 and January 31, 2013, respectively.

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

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain assets and liabilities are reported at fair value on a recurring or non-recurring basis in the Company’s consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2014 and January 31, 2013, respectively:

	Fair Value Measurements at January 31, 2014 and 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability - January 31, 2014	$-	$-	$324,642	$324,642
Derivative liability - January 31, 2013	$-	$-	$327,661	$327,661

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Year Ended January 31,
	2014	2013
Derivative liabilities - beginning balance	$327,661	$1,817,100
Additions	-	101,985
Reductions	-	-
Change in fair value	(3,019)	(1,591,424)
Derivative liabilities - ending balance	$324,642	$327,661

Realized and unrealized gain on derivatives, net, included in earnings for the years ended January 31, 2014 and 2013	$3,019	$1,591,424

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – CONVERTIBLE NOTES

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

The Warrants entitle the Investors to purchase one thousand (1,000) shares of Common Stock for each $1.00 principal amount of the Notes purchased, at an exercise price (the “Exercise Price”) of $0.001 per share. The Exercise Price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment for the planned Reverse Split at a ratio of 1,000 to 1 such that the Exercise Price, post-Reverse Split, will be $1.00 per share and the number of shares of Common Stock issuable upon exercise of the Warrants will be 325,000 (subject to further adjustment upon a possible change in the Reverse Split ratio). The Warrants will be exercisable from issuance until ten (10) years after the closing of the November 2013 Offering. The fair value of the Warrants was determined using the Black-Scholes option pricing model. Assumptions used included: (1) 2.71% risk-free interest rate, (2) expected term of ten years, (3) expected volatility of 306.96%, (4) zero expected dividends, (5) exercise price of $0.001, (6) market price of $0.004, and (7) 325,000,000 shares issuable upon exercise of Warrants. The Warrants were recorded at a discount of $252,778. For the period from November 15, 2013 to January 31, 2014, the Company also amortized $9,309 of the discount with the unamortized discount being $243,469 as of January 31, 2014.

As a condition to the November 2013 Offering, the Company has undertaken all steps necessary to effect the authorization of the Series B Preferred Stock and the Reverse Split.

NOTE 11 - EQUITY

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

On December 26, 2013, the Company issued 9,900,000 restricted common shares to settle $123,274 in debt to employees and consultants. A loss of $35,126 was recorded on the issuance.

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

NOTE 12 - STOCK-BASED COMPENSATION

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

Stock Options

The Company has a stock-based compensation plan known as the 2007 Stock Option Plan (the “Plan”). The Plan provides for the granting of incentive and non-qualified stock options to acquire common shares in the capital of California Gold Corp.  The number of shares authorized under the Plan is 16,000,000. As of January 31, 2014, 16,000,000 shares remain available for future grants under the Plan.

On July 27, 2011, the Company granted options to purchase 11,000,000 shares of its common stock to its employees and outside consultants. These options have a 10-year term and were granted with an exercise price of $0.09. One-third of these options, or 3,666,667, vested on the date of the grant, with the remaining two-thirds vesting on the first and second anniversaries of the date of grant. On May 4, 2012, one of the Company’s directors resigned and therefore, all his 666,667 non-vested options terminated on that date and his vested but unexercised options of 333,333 expired and forfeited on August 4, 2012.  On July 27, 2013, all of the remaining unvested options effectively vested. All vested options are exercisable, in full or in part, at any time after vesting, until termination.

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

The Company recorded the stock-based compensation expense - related party attributable to options of $149,995 and $307,777 during the years ended January 31, 2014 and 2013, respectively.

NOTE 13 - WARRANTS

Warrant activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 31, 2013	83,342,389	$0.032	3.037	$-
Granted	325,000,000	$0.001	-	$-
Outstanding at January 31, 2014	408,342,389	$0.007	8.209	$2,242,500
Exercisable at January 31, 2014	408,342,389	$0.007	8.209	$2,242,500

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

No provision for federal income taxes has been recognized for the years ended January 31, 2014 and 2013, as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

The Company had deferred income tax assets as of January 31, 2014 and 2013 as follows:

	2014	2013

Loss carry-forwards	$1,150,000	$970,000
Less - valuation allowance	(1,150,000)	(970,000)
Total net deferred tax assets	$-	$-

The Company had net operating loss carry-forwards for income tax reporting purposes of $3,294,919 as of January 31, 2014, which may be offset against future taxable income. These net operating loss carry-forwards may be carried forward in varying amounts until the time when they begin to expire in 2030 through 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business, both of which occurred in February 2014. Therefore, the amount available to offset future taxable income may be limited.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

The Company obtained a surface rights agreement, with the landowner on whose property the La Viuda Concessions are located, to conduct its mineral exploration program, effective June 17, 2011. The Company will pay the land owner $14,400 for each year in which the Company carries out exploration work on this land. The Company has completed the majority of Phase 1 of its 2011/2012 exploration program and has conducted mapping, trenching and sampling programs at the AuroTellurio Property as well as gravity and magnetic geophysical surveys, including a helicopter-borne magnetics and radiometric survey, in preparation for an initial 3,000-meter drilling program that is planned for implementation in 2013. As of January 31, 2014, the Company incurred $715,634 since inception in its exploration and development expenditures, which are expensed as incurred.

As of January 31, 2014, the Company incurred approximately $1,500,000 since inception in its exploration and development expenditures, which are expensed as incurred. In addition to the Company’s mineral exploration expenditures, Mexivada accepted certain other Company’s expenses towards its minimum requirement of $750,000 per year such as a percentage of its accounting, legal and consulting fees, compensation of its officers and directors, and management support services, which were included as a component of general and administrative expenses in the Company’s consolidated statements of expenses. Mexivada accepted approximately $1,089,407 of total expenses as of June 30, 2012 (the date of the Company’s expenses reviewed by Mexivada) and confirmed that the amounts over $750,000 will be applied towards the second year requirements. Mexivada also confirmed that it will grant the 20% interest in the AutoTellurio project to the Company, after the Company makes the $40,000 cash payment and issues 250,000 of its shares to Mexivada in connection with the AuroTellurio Option agreement. The $40,000 payment was made on August 10, 2012 and the 250,000 shares were issued to Mexivada on August 28, 2012.

Other Commitments

During the years ended January 31, 2014 and 2013, the Company has entered into several consulting, legal, and administrative services agreements with related parties. See Note 6 for further details.

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS

Securities Exchange Agreement

On February 7, 2014, the Company entered into a Securities Exchange Agreement (the Exchange Agreement) with MV Portfolio, LLC, a Florida limited liability company (MVP), MV Patents LLC, a Florida limited liability company and a member of MVP ( MV PAT), and the other members of MVP (MV PAT and such other members, “the Members”). Upon closing of the transaction (the Transactions) contemplated under the Exchange Agreement (the Securities Exchange Agreement), on February 7, 2014, the Members transferred all of the issued and outstanding membership interests of MVP to the Company in exchange for (i) an aggregate of 9,385,000 post-Reverse Split shares of the common stock of the Company (the Securities Exchange), which shares will be delivered to the Members promptly following effectiveness of the Reverse Split. As a result of the Securities Exchange, MVP became a wholly-owned subsidiary of the Company.

Pursuant to the Securities Exchange Agreement:

●
At the closing of the Transactions and pursuant to the terms of the Securities Exchange Agreement, all of the membership interests of MVP issued and outstanding immediately prior to the closing were exchanged for the right to receive 9,385,000 post-Reverse Split shares of Common Stock, which shall be delivered to the Members promptly following completion of the Reverse Split.

●
Additionally, at the closing the Company paid MV PAT $625,000 in additional cash consideration, and agreed to pay to the Members ten (10%) percent of the Net Proceeds received from any Enforcement Activities or Sale Transactions (as such terms are defined in the Exchange Agreement) related to the patents owned or applications pending as of the closing of the Securities Exchange.

●
Upon the closing of the Transactions, William Meadow was appointed Chief Executive Officer and Chairman of the Board of Directors, Shea Ralph was appointed Chief Financial Officer, Secretary and director and David Rector was appointed Chief Operating Officer (and remains a director of the Company).  James Davidson resigned as Chief Executive Officer and a director of the Company and Michael Baybak resigned as Interim Treasurer, Secretary and a director.

●
Following the closing of the Transactions, the Company will terminate and split off its mining business, and pursuant to the terms of the Securities Exchange Agreement, the Company have acquired and will continue the business of MVP, that is, patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon MVP’s patented technology.

Private Placement of Convertible Promissory Notes

On February 7, 2014, the Company completed a closing of a private placement offering  of 10% convertible promissory notes (the “Notes”) for gross proceeds of $2,942,495 (before deducting placement agent fees and expenses of the offering). The Notes will automatically convert into shares of the Company’s to be authorized Series C convertible preferred stock, $0.001 par value per share (the “Series C Preferred Stock”), at a pre-Reverse Split conversion price of $0.005 per share and a post-Reverse Split conversion price of $0.50 per share (the “Conversion Price”), upon the Company’s filing of a Certificate of Designation of Series C Convertible Preferred Stock (the “Certificate of Series C Designation”) with the Secretary of State of the State of Nevada following completion of the proxy voting process to increase our authorized preferred stock, and which Series C Preferred Stock shall be convertible into shares of the Company’s Common Stock on a one share for one share basis.

On March 3, 2014, the Company completed a second closing of a private placement offering to certain investors (the “Investors”) of the Company’s 10% convertible promissory notes (the “Notes”) for gross proceeds of $1,017,500 (before deducting placement agent fees and expenses of the offering). The Notes will automatically convert into shares of the Company’s to be authorized Series C convertible preferred stock, $0.001 par value per share (the “Series C Preferred Stock”), at a pre-Reverse Split conversion price of $0.005 per share and a post-Reverse Split conversion price of $0.50 per share (the “Conversion Price”), upon the Company’s filing of a Certificate of Designation of Series C Convertible Preferred Stock (the "Certificate of Designation") with the Secretary of State of the State of Nevada following completion of a proxy voting process 1 to increase the Company’s authorized preferred stock.  The Series C Preferred Stock will be convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), on a one share for one share basis.