Form 10-Q
period 2014-03-31
CALIFORNIA GOLD CORP.
filed 2014-07-23
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-54706

CALIFORNIA GOLD CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	83-483725
(State of Incorporation)	(IRS Employer Identification No.)

10752 Deerwood Park Blvd.
S. Waterview II, Suite 100
Jacksonville, FL 32256
(Address of principal executive offices)

(904) 571-5718
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ). Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

There were 11,026,013 (Post Reverse Stock Split) shares of common stock issued and outstanding as of July 21, 2014.

CALIFORNIA GOLD CORP.
Form 10-Q
For the Quarter ended March 31, 2014

-i-

PART I
FINANCIAL INFORMATION
CALIFORNIA GOLD CORP. AND SUBSIDIARIES
(A Development Stage Company)

Unaudited Consolidated Financial Statements:

Unaudited Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013	1

Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2014 and 2013 and the Period from July 11, 2011 (Inception) through March 31, 2014	2

Unaudited Consolidated Statements of Stockholders’ Deficit for the Period from July 11, 2011 (Inception) through March 31, 2014	3

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2014 and 2013 and the Period from July 11, 2011 (Inception) through March 31, 2014	4

Notes to Unaudited Consolidated Financial Statements	5

-ii-

CALIFORNIA GOLD CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	California Gold Corp. and Subsidiaries	MV Patents, LLC
	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash	$1,870,247	$2,523
Cash held in escrow	25,299	-
Assets held for sale from discontinued operations	19,341	-
Deferred financing costs	1,082,242	-
Total current assets	2,997,129	2,523

Deferred offering costs	-	38,500
Total assets	$2,997,129	$41,023

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$177,769	$259,824
Contingent liabilities	-	441,527
Derivative liabilities	986,905	-
Convertible notes, net of unamortized discounts of $230,279	4,054,716	-
Liabilities from discontinued operations	15,313	-
Total current liabilities	5,234,703	701,351

Long-term liabilities:
Accrued salaries, member	-	435,516
Participation rights	-	275,000
Total long-term liabilities	-	710,516
Total liabilities	5,234,703	1,411,867

Stockholders’ deficit:
Preferred stock, par value $0.001 per share, 22,000,000
shares authorized; 16,000,000 shares issued and outstanding	16,000	-
Common stock, par value $0.001 per share, 300,000,000
shares authorized; 10,946,013 shares issued and outstanding	165,486	-
Additional paid-in capital	587,139	-
Deficit accumulated during the development stage	(3,006,199)	(1,370,844)
Total stockholders’ deficit	(2,237,574)	(1,370,844)
Total liabilities and stockholders’ deficit	$2,997,129	$41,023

See accompanying notes to the unaudited consolidated financial statements.

CALIFORNIA GOLD CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					July 11,
	Three Months	Three Months	Nine Months	Nine Months	2011(Inception)
	Ended	Ended	Ended	Ended	Through
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
Operating Expenses:
General and administrative	$356,412	$237,667	$589,174	$578,561	$1,953,896
Acquisition related costs	1,472,706	-	1,472,706	-	1,472,706
Loss from operations	1,829,118	237,667	2,061,880	578,561	3,426,602

Other income (expenses):
Interest income	33	-	33	-	33
Interest expense	(404,994)	(900)	(413,335)	(1,908)	(419,457)
Loss on derivative liabilities	(662,263)	-	(662,263)	-	(662,263)
Total other income (expenses)	(1,067,224)	(900)	(1,075,565)	(1,908)	(1,081,687)

Loss from continuing operations	(2,896,342)	(238,567)	(3,137,445)	(580,469)	(4,508,289)

Loss from discontinued operations	(212,479)	-	(212,479)	-	(212,479)
Net loss	$(3,108,821)	$(238,567)	$(3,349,924)	$(580,469)	$(4,720,768)

Basic and diluted net loss per share:
Loss from continuing operations per share	$(0.27)	$(0.00)	$(0.29)	$(0.00)
Loss from discontinued operations per share	(0.02)	(0.21)	(0.02)	(0.50)
Net loss per share	$(0.29)	$(0.21)	$(0.31)	$(0.50)

Weighted average number of common shares outstanding - basic and diluted	10,918,321	1,161,804	10,918,321	1,161,804

See accompanying notes to the unaudited consolidated financial statements.

CALIFORNIA GOLD CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
JULY 11, 2011 (INCEPTION) THROUGH MARCH 31, 2014
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Members'	Accumulated
	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Total

MV Patents, LLC
Balances, July 11, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(483,967)	-	(483,967)
Balances, June 30, 2012	-	-	-	-	-	(483,967)	-	(483,967)
Net loss	-	-	-	-	-	(886,877)	-	(886,877)
Balances, June 30, 2013	-	-	-	-	-	(1,370,844)	-	(1,370,844)
Contribution	-	-	-	-	-	150,000	-	150,000
Net loss	-	-	-	-	-	(343,725)	-	(343,725)
Balances, February 6, 2014	-	-	-	-	-	(1,564,569)	-	(1,564,569)

California Gold Corp. and Subsidiaries
Balances, February 7, 2014	-	-	9,385,000	9,385	(9,385)	-	-	-
Shares issued in reverse merger	22,000,000	22,000	1,501,013	150,101	(525,446)	-	-	(353,345)
Conversion of Series A Preferred stock to common stock	(6,000,000)	(6,000)	60,000	6,000	-	-	-	-
Warrants issued for deferred financing costs	-	-	-	-	1,120,970	-	-	1,120,970
Stockholder contribution	-	-	-	-	1,000	-	-	1,000
Net loss	-	-	-	-	-	-	(3,006,199)	(3,006,199)
Balances, March 31, 2014	16,000,000	$16,000	10,946,013	$165,486	$587,139	$-	$(3,006,199)	$(2,237,574)

See accompanying notes to the unaudited consolidated financial statements.

The share and per share amounts presented herein have been retroactively restated to reflect the anticipated 1 for 100 reverse stock split.

CALIFORNIA GOLD CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			July 11, 2011
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	March 31, 2014	March 31, 2013	March 31, 2014
Cash flows from operating activities:
Net loss	$(3,349,924)	$(580,469)	$(4,720,768)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	294	-	294
Amortization of debt discounts and deferred financing costs	347,068	-	347,068
Change in derivative liabilities	662,263		662,263
Settlement of legal fees through the issuance of convertible notes	25,000	-	25,000
Changes in operating assets and liabilities:
Cash held in escrow	(25,799)	-	(25,799)
Prepaid assets	(423)	-	(423)
Deferred offering costs	38,500	-	-
Accounts payable and accrued expenses	98,160	75,836	357,984
Accrued salaries, member	140,591	168,947	576,107
Other liabilities	10,000	-	10,000
Contingent liabilities	-	182,500	441,527
Net cash used in operating activities	(2,054,270)	(153,186)	(2,326,747)

Cash flows from investing activities:
Cash received in reverse merger	209,392	-	209,392
Net cash provided by investing activities	209,392	-	209,392

Cash flows from financing activities:
Cash paid for debt issuance costs	(295,150)		(295,150)
Proceeds from issuing convertible notes	3,934,995	-	3,934,995
Proceeds from demand note	50,000	-	50,000
Proceeds from participation notes	20,000	115,000	295,000
Contribution	2,757	-	2,757
Net cash provided by financing activities	3,712,602	115,000	3,987,602

Net increase (decrease) in cash	1,867,724	(38,186)	1,870,247
Cash, beginning of period	2,523	39,520	-
Cash, end of period	$1,870,247	$1,334	$1,870,247

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Non-cash investing and financing activities:
Shares issued in reverse merger, net of cash received	$562,737	$-	$562,737
Conversion of Series A Preferred stock to common stock	6,000	-	6,000
Warrants issued for deferred financing costs	1,120,970	-	1,120,970

See accompanying notes to the unaudited consolidated financial statements.

CALIFORNIA GOLD CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Interim Financial Statements

The unaudited consolidated financial statements of California Gold Corp. (“California Gold”) and Subsidiaries (collectively, the “Company”) as of March 31, 2014 and for the three and nine month periods ended March 31, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The consolidated balance sheet of MV Patents, LLC (“MV Patents”) at June 30, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by the SEC. Such adjustments are of a normal, recurring nature. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto of MV Patents for the year ended June 30, 2013 included as Exhibit 99.1 on Form 8-K filed by the Company on March 10, 2014.  The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

2.	Nature of Business, Share Exchange, and Development Stage Activities

California Gold was an exploration stage mining company with a focus on the identification, acquisition and development of rare and precious metals mining properties in the Americas. On February 7, 2014, the Company entered into a securities exchange agreement (the “Securities Exchange”) with MVP Portfolio, LLC, a Florida limited liability company (“MVP Portfolio”), MV Patents, a Florida limited liability company and majority member of MVP Portfolio, and other members of MVP Portfolio (all such members collectively, the “Members”). Pursuant to the Securities Exchange, the Members sold all of their membership interests in MVP Portfolio to the Company in exchange for an aggregate of 9,385,000 shares of common stock, $0.001 par value per share, after taking into account an anticipated 1 for 100 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock on a one for one hundred basis. Following the Securities Exchange, the Company assumed the additional line of business of MVP Portfolio.

The Securities Exchange was consummated in anticipation of a 1 for 100 Reverse Split. As of the date of the filing of this Form 10Q, the Reverse Split has not been effected. As the Securities Exchange is dependent upon the Reverse Split, all share and per share amounts herein have been retroactively restated to reflect the 1 for 100 Reverse Split as if it has been effected.

MV Patents, formed on July 11, 2011, is in the developmental stage, and has limited operations. MVP Portfolio was formed on July 26, 2013 as a wholly owned subsidiary of MV Patents. On August 30, 2013, MV Patents transferred a portion of its patents without recourse to MVP Portfolio.  Pursuant to the Securities Exchange on February 7, 2014, MVP Portfolio ceased to be a subsidiary of MV Patents and became a wholly owned subsidiary of California Gold. MV Patents is deemed to be the predecessor entity to MVP Portfolio.

On March 6, 2014, MVP Portfolio changed its form of organization to a Florida corporation from a Florida limited liability company, and changed its name to Visual Real Estate, Inc. (“VRE”). VRE has historically maintained a June 30 fiscal year, through MV Patents, the predecessor business to MVP Portfolio.

VRE is a development stage company engaged in the business of patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon VRE’s patented technology. VRE owns a patent portfolio it refers to as “Video Drive-by” and online mapping, which has previously been used by its predecessors and licensees commercially. VRE currently owns a patent portfolio consisting of eight (8) issued and sixteen (16) pending patents. The patents disclose systems and methods for providing video drive-by data to enable a street level view of a neighborhood surrounding a geographic location. The systems include, generally, a video and data server farm incorporating at least one (1) video storage server that stores video image files containing video drive-by data corresponding to a geographic location, a data base server that processes a data query received from a user over the internet and an image processing server.

The financial position, operating results and cash flows presented herein for the periods prior to February 7, 2014, represent those of MV Patents, the predecessor entity. The financial position, operating results and cash flows presented herein for the periods subsequent to February 6, 2014, represent those of the Company and VRE (formerly MVP Portfolio), collectively the successor entity.  The ongoing business of VRE is still in the development stage and has generated no revenues to date.

Results of operations from February 7, 2014 through March 31, 2014 include the pre-Securities Exchange business unrelated to VRE, which is reflected as discontinued operations in the consolidated financial statements, and the business of VRE.  The results of operations for the three months ended March 31, 2014 includes the combined results of operations of MV Patents from January 1, 2014 through February 6, 2014 and the consolidated results of operations of California Gold and Subsidiaries (including (i) CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico, and included in discontinued operations as of and for the periods ending March 31, 2014 and (ii) VRE) for the period February 7, 2014 through March 31, 2014. The results of operations for the nine months ended March 31, 2014 includes the combined results of operations of MV Patents from July 1, 2013 through February 6, 2014 and the consolidated results of operations of California Gold and Subsidiaries for the period February 7, 2014 through March 31, 2014.

Results of operations for the three month and nine month periods ended March 31, 2013 includes the results of operations of MV Patents, as the predecessor business to VRE.

The Securities Exchange was accounted for as a reverse recapitalization, such that MVP Portfolio (VRE as of March 6, 2014), the legal acquiree, is considered the acquirer for accounting purposes and VRE is treated as the surviving and continuing entity. Pursuant to the Securities Exchange, the pre-Securities Exchange exploration stage mining business will be discontinued, and the business of VRE will be continued. In addition, VRE’s management has assumed operational, management and governance control of the Company. The accounting for a reverse recapitalization is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. The fair value of the consideration effectively transferred in a reverse recapitalization is equal to the net tangible assets (liabilities) assumed. The net liabilities of California Gold retained subsequent to the transaction are as follows:

Cash	$209,392
Other assets	18,712
Accounts payable and accrued expenses	(168,325)
Notes payable	(88,482)
Derivative liabilities	(324,642)
Net liabilities retained	$(353,345)

Subsequent to the Securities Exchange, the Company changed the fiscal year end of California Gold to June 30, which is VRE’s year end.

The ongoing business plan of the Company is to assert its intellectual property rights to monetize its patents through net recoveries. Net recoveries relate to monetary payments received by the Company in respect to its patents through judgments, settlements, royalty agreements, or other disposition of the patents or cash proceeds of any equity actually received as consideration for any such disposition, including those received in connection with litigation.

The Company has no technologies or technology operations.

3.        Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented.   The Company has not established an ongoing source of revenues and has funded activities to date primarily from convertible notes offerings.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is subject to a number of risks similar to other companies in the development stage, including, but not limited to, the need to obtain adequate funding and possible risk of failure to monetize its patents. If the Company does not successfully monetize its patents, it will be unable to generate revenues or achieve profitability.

Management’s plan with respect to funding this development is to secure equity financing through access to U.S. capital markets as a registrant of the U.S. Securities and Exchange Commission.

While the Company believes it will be successful in obtaining the necessary financing to (i) fund its operations, (ii) monetize its patents and meet revenue projections and (iii) manage costs,  it does not currently have any financing plans in place and there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. Operating results for the three and nine month periods ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

4.	Discontinued Operations

Pursuant to the Securities Exchange, the pre-existing exploration stage mining business will be discontinued. The Company plans on transferring the pre-Securities Exchange assets and liabilities related to the historical business which existed prior to the acquisition of MVP Portfolio to a to-be-formed wholly owned subsidiary. The Company plans to seek a buyer for the to-be-formed wholly owned subsidiary and/or the assets and liabilities of such business.

The following table presents summarized operating results for these discontinued operations for the pre-Securities Exchange business. The table below does not present the results of operations of MV Patents because the historical financial information represents the activity of MV Patents as the predecessor business to VRE, and does not include any of the operations of the discontinued exploration stage mining business.  The historical financial information for MV Patents for the three and nine month periods ended March 31, 2013 is included in the accompanying consolidated financial statements.

February 7, 2014 Through March 31, 2014
Loss from discontinued operations	$(212,479)

Components of assets and liabilities from discontinued operations consist of the following as of March 31, 2014. The table does not present the discontinued assets and liabilities as of June 30, 2013 because the June 30, 2013 historical financial information represents the activity of MV Patents as the predecessor business to VRE, while the discontinued operations relates specifically to the pre-existing exploration stage mining business.

Current assets:
Cash held in escrow	$500
Prepaid assets	14,793
Total current assets	15,293
Noncurrent assets:
Property and equipment, net	4,048
Total assets from discontinued operations	$19,341

Current liabilities:
Accounts payable and accrued liabilities	$15,313
Total current liabilities	15,313
Total liabilities from discontinued operations	$15,313

5.         Convertible Notes

On February 7, 2014 (the “February 2014 Offering”) and March 3, 2014 (the “March 2014 Offering”), the Company held two separate closings of private placement offerings pursuant to which it sold to various accredited investors (collectively, the “Investors”) $2,942,495 and $992,500 (before deducting placement agent fees and expenses of the offering), respectively, in principal amount of its 10% convertible promissory notes (the “Notes”). An additional $25,000 of the Notes was issued for the settlement of legal fees during the period from February 7, 2014 through March 31, 2014. The Notes mature within one year from the date of issuance.

The Notes will automatically convert into shares of the Company’s to-be authorized Series C Convertible Preferred Stock, $0.001 par value per share (the “Series C Preferred Stock”), at a pre-Reverse Split conversion price of $0.005 per share and a post-Reverse Split conversion price of $0.50 per share (the “Conversion Price”), upon the Company’s filing of a Certificate of Designation of Series C Convertible Preferred Stock (the “Certificate of Series C Designation”) with the Secretary of State of the State of Nevada following completion of the proxy voting process to increase our authorized preferred stock, and which Series C Preferred Stock shall be convertible into shares of the Company’s Common Stock on a one share for one share basis. The Company evaluated the shares and determined a contingent beneficial conversion feature of $3,959,995 existed within this transaction. The beneficial conversion is contingent upon the filing of the Series C Convertible Preferred Stock Designation, and the Reverse Split. The beneficial conversion amount related to the value of the Notes will be accreted back to the Notes in accordance with the requirements of FASB ASC Topic 470-20, Accounting for Debt Instruments with Specific Conversion Features, when the contingency is met.

Also in connection with the February and March 2014 Offerings, the Company paid cash of $295,150 and issued an aggregate of 590,300 warrants (post 1 for 100 Reverse Split) as payment of commissions. The Warrants entitle the holder to purchase shares of Common Stock at an exercise price of $0.50 per share and will be exercisable for three (3) years from the date of issuance. The fair value of the warrants was determined to be $1,120,970. The warrants and the cash commissions were recorded as deferred financing costs which are being amortized to interest expense over the life of the Notes using the effective interest method. Amortization of $333,878 was recorded against these deferred financing costs during the period from February 7, 2014 through March 31, 2014.

During the period from February 7, 2014 through March 31, 2014, additional amortization expense of $13,190 was recognized associated with the debt discounts related to the outstanding notes originally issued in November 2013. The unamortized discount associated with these notes was $230,279 as of March 31, 2014.

6.         Derivative Liabilities

As of February 7, 2014 and March 31, 2014, there were 833,424 (post 1 for 100 Reverse Split) outstanding derivative warrants with 416,712 common shares issuable upon exercise. The warrants qualify as derivative liabilities due to the existence of reset provisions which cause the instruments to no longer be indexed to the Company’s own stock under FASB ASC Topic 815, Derivatives and Hedging. The estimated fair value of the derivative warrants were calculated using the Black-Scholes option pricing model. The fair value of the warrants was determined to be $324,642 and $986,905 as of February 7, 2014 and March 31, 2014, respectively. The company recorded a $662,263 loss on the change in fair value as non-operating expense for the period from February 7, 2014 through March 31, 2014.

The range of significant assumptions used in the Black-Scholes option pricing model as of March 31, 2014 and February 7, 2014 were as follows:

Range
Common stock issuable upon exercise of warrants	416,712
Exercise price	$3.00 - $6.00
Market price of the Company’s common stock	$0.008 - $0.024
Risk free interest rate	0.34% - 0.44%
Dividend yield	0%
Volatility	347.74% - 381.90%
Expected term	1.73 - 3.12 years

Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC Topic 820, Fair Value Measurements and Disclosures. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of March 31, 2014 and June 30, 2013:

	Fair Value Measurement at March 31, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$-	$-	$986,905
Total	$-	$-	$986,905

Fair Value Measurement at June 30, 2013
	Level 1	Level 2	Level 3
Liabilities:
None	$-	$-	$-
Total	$-	$-	$-

The following table sets forth the changes in the fair value of derivative liabilities for the period from February 7, 2014 through March 31, 2014:

Balance, February 7, 2014	$324,642
Change in fair value of derivative liabilities	662,263
Balance, March 31, 2014	$986,905

7.         Stock Options and Warrants

Options

On February 7, 2014, the Company’s Board of Directors voted to terminate the 2007 Stock Option Plan and adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which provides for the issuance of incentive awards of up to 6,150,564 post 1 for 100 Reverse Split shares of the Company’s Common Stock to officers, key employees, consultants and directors.  The options’ exercise price will be no less than the closing price of the Company’s shares on the day of issuance. When incentive stock options are granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company, the per share exercise price will be no less than 110% of the closing price of the Company’s shares on the day of issuance.

The Company has 6,150,564 options available for grant under the 2014 Plan. As of March 31, 2014, there were no stock options outstanding.

Warrants

The following table presents the warrant activity during the period from February 7, 2014 through March 31, 2014 presented on a post 1 for 100 reverse split basis:

	Common Shares Covered by Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at February 7, 2014	416,712	$3.153	2.018
Granted	590,300	0.500	3.000
Outstanding at March 31, 2014	1,007,012	$1.598	2.461	$ 1,416,720
Exercisable at March 31, 2014	1,007,012	$1.598	2.461	$ 1,416,720

8.        Stockholders’ Equity

On February 6, 2014, the Company entered into warrant exchange agreements related to 3,250,000 warrants originally issued with convertible notes in November 2013. The warrants were cancelled and exchanged for the right to receive, upon effectiveness of the Reverse Split, 4,000,000 shares of the Company’s common stock.

A related party stockholder, purchased 6,000,000 units of the Company’s Preferred Series A Stock in the Company’s 2010/2011 Private Placement for an aggregate investment of $150,000. Such stockholder converted the 6,000,000 units of Preferred Series A Stock to 60,000 shares of the Company’s common stock on February 28, 2014.

During the period from February 7, 2014 through March 31, 2014, a stockholder contributed $1,000 to the Company.

9.         Related Party Transactions

As of March 31, 2014, the Company owed its officers and directors $12,746 for compensation which was recorded as accounts payable and accrued liabilities in its consolidated balance sheets. As of June 30, 2013, MV Patents owed its officers and directors $435,516, which was recorded as accrued salaries – member in its consolidated balance sheets.

10.      Commitments and Contingencies

The Company has employment agreements with two employees and a separate consulting agreement with one of the Company’s executive officers. The aggregate future commitment under these agreements is as follows:

Twelve Months ending March 31,

2015	$203,333
2016	143,333
2017	122,431
$469,097

These agreements provide for additional bonus payments that are calculated as defined.

The Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management and legal counsel, the outcome of such proceedings and litigation will not have a material adverse effect on the Company's condensed consolidated financial statements.

Pursuant to the Securities Exchange the Company agreed to pay the members of MV Patents ten (10%) percent of the net proceeds to be received from any enforcement activities or sales transactions related to the patents owned or applications pending as of the closing of the Securities Exchange.

11.      Subsequent Events

During May 2014, the Company issued an aggregate of 80,000 (post 1 for 100 reverse split) common shares for the conversion of 8,000,000 shares of Series A Preferred stock.

On April 28, 2014 the Company notified Mexivada Mining Corp. and Compania Minera Mexivada S.A de C.V., of termination of the Mexivada Property Option Agreement dated as of February 11, 2011, as amended October 24, 2011, and that the Company would not pay any further fees or expenses associated with the Agreement.  As a result, the Company continues to own a 20% interest in 2 exploration mineral concessions, La Viuda and La Viuda 1, situated in the Municipality of Montezuma, Sonora, Mexico.

Statement of Forward-Looking Information

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address our growth strategy, financial results and product and development programs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

Overview

California Gold Corp. (“we” or the “Company”) historically has been an exploration stage mining company with a focus on the identification, acquisition and development of rare and precious metals mining properties in the Americas.  On February 7, 2014, the Company entered into a securities exchange agreement (the “Securities Exchange”) with MVP Portfolio, LLC, a Florida limited liability company (“MVP Portfolio”), MV Patents, LLC, a Florida limited liability company (“MV Patents”), and the majority member of MVP Portfolio and other members of MVP Portfolio (all such members collectively, the “Members”). Pursuant to the Securities Exchange, the Members sold all of their membership interests in MVP Portfolio to the Company in exchange for an aggregate of 9,385,000 shares of common stock, $0.001 par value per share, taking into account the anticipated reverse stock split of our issued and outstanding common stock on a one for one hundred basis (the “Reverse Stock Split”).  Following the Securities Exchange, we assumed the additional line of business of MVP Portfolio as more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2014.

On March 6, 2014, MVP Portfolio changed its form of organization to a Florida corporation from a Florida limited liability company, and changed its name to Visual Real Estate, Inc. (“VRE”).  VRE has historically maintained a June 30 fiscal year which has been adopted as the fiscal year for the Company.

VRE is a development-stage company engaged in the business of patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon VRE’s patented technology. VRE owns a patent portfolio it refers to as “Video Drive-by” and online mapping, which has been used commercially. VRE currently owns a patent portfolio consisting of eight issued and sixteen pending patents. The patents disclose systems and methods for providing video drive-by data to enable a street level view of a neighborhood surrounding a geographic location.

The systems include, generally, a video and data server farm incorporating at least one video storage server that stores video image files containing video drive-by data corresponding to a geographic location, a data base server that processes a data query received from a user over the internet and an image processing server.

The Securities Exchange was consummated in anticipation of the Reverse Stock Split. As of the date of the filing of this Form 10-Q, the Reverse Stock Split has not been effected. As the Securities Exchange is dependent upon the Reverse Stock Split, all share and per share amounts herein reflect the 1 for 100 Reverse Stock Split as if it has been effected prior to the date of this report. The effectiveness of the Reverse Stock Split will be effective and certain obligations to issue securities of the Company will be effective, only following approval by our shareholders of various proposals.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Securities Exchange was accounted for as a reverse recapitalization, such that VRE, the legal acquiree, is considered the acquirer for accounting purposes. We are still in the development stage and have generated no revenues from the VRE business to date.

Our historical results of operations up to February 6, 2014 reflect the business of MV Patents, which operated the VRE business, and MVP Portfolio, as the predecessor of the Company’s business.  Results of operations from February 7, 2014 through March 31, 2014 include the pre-Securities Exchange business unrelated to VRE, which is reflected as discontinued operations in the consolidated financial statements, and the business of VRE. The results of operations for the three months ended March 31, 2014 includes the combined results of operations of MV Patents from January 1, 2014 through February 6, 2014 and the consolidated results of operations of California Gold and Subsidiaries (including (i) CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico, and included in discontinued operations as of and for the periods ending March 31, 2014 and (ii) VRE) for the period February 7, 2014 through March 31, 2014. The results of operations for the nine months ended March 31, 2014 includes the combined results of operations of MV Patents from July 1, 2013 through February 6, 2014 and the consolidated results of operations of California Gold and Subsidiaries for the period February 7, 2014 through March 31, 2014.

Results of operations for the three month and nine month periods ended March 31, 2013 includes the results of operations of MV Patents, as the predecessor business to VRE.

Comparison of the three months ended March 31, 2014 and March 31, 2013

Our general and administrative expenses totaled $356,412 and $237,667 for the three months ended March 31, 2014 and 2013, respectively. General and administrative expenses increased to $356,412 for the three months ended March 31, 2014 from $237,667 for the three months ended March 31, 2013 or 50%, primarily due to the hiring of three additional staff and a consultant.

Our acquisition related costs totaled $1,472,706 and $0 for the three months ended March 31, 2014 and 2013, respectively. Acquisition related costs increased due to the recent Securities Exchange.

We recorded non-operating expense of $1,067,224 during the three months ended March 31, 2014, compared to non-operating expenses of $900 during the three months ended March 31, 2013. The increase was primarily related to the loss on the change in the fair value of derivative liabilities and additional interest expense.

We had a net loss of $3,108,821 for the three months ended March 31, 2014 and a net loss of $238,567 for the three months March 31, 2013, including losses from discontinued operations of $212,479 and $0, respectively, relating to the pre-Securities Exchange mining activities of California Gold and Subsidiary.

Comparison of the nine months ended March 31, 2014 and March 31, 2013

Our general and administrative expenses totaled $589,174 and $578,561 for the nine months ended March 31, 2014 and 2013, respectively. General and administrative expenses increased to $589,174 for the nine months ended March 31, 2014 from $578,561 for the nine months ended March 31, 2013 or 2%, primarily due to increased salary expenses.

Our acquisition related costs totaled $1,472,706 and $0 for the nine months ended March 31, 2014 and 2013, respectively. Acquisition related costs increased due to the recent Securities Exchange.

We recorded non-operating expense of $1,075,565 during the nine months ended March 31, 2014, compared to non-operating expenses of $1,908 during the nine months ended March 31, 2013. The increase was primarily related to the loss on the change in the fair value of derivative liabilities and additional interest expense.

We had a net loss of $3,349,924 for the nine months ended March 31, 2014 and a net loss of $580,469 for the nine months March 31, 2013 including losses from discontinued operations of $212,479 and $0, respectively, relating to the pre-Securities Exchange mining activities of California Gold and Subsidiary, CalGold.

We have generated no revenues, and our net operating loss from inception through March 31, 2014 was $4,720,768, including a loss from discontinued operations of $212,479, relating to the pre-Securities Exchange mining activities of California Gold and Subsidiary.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of March 31, 2014 was $1,870,247 compared to $2,523 as of June 30, 2013.

2014 10% Senior Secured Convertible Notes (the “2014 Notes”)

On February 7, 2014, concurrently with the closing of the Securities Exchange, we completed a first closing of the 2014 Notes Offering of $2,942,495 in principal amount of our 2014 Notes. On March 3, 2014, we completed a second closing of the 2014 Notes Offering for additional gross proceeds of $992,500. We will use these funds to finance the operations of our new MVP Portfolio related business.  The due date of the February 7, 2014 (the “February Notes”) due May 8, 2014 and $1,017,500 due June 1, 2014 (the “March Notes”) was extended on May 30, 2014 by exercise of the Company’s right as set forth in Section 1.04 of the Notes to extend the respective maturity dates of the Notes by 90 days in order to provide for shareholder approval of certain proposals that are required prior to conversion of the Notes.  The other terms and conditions of the Notes remain unchanged, The Company anticipates that once all requisite shareholder and other approvals are obtained that the Notes will convert in accordance with their terms however if the Notes become due on their due dates, as extended, the Company will not have the capital required to repay the Notes without raising additional capital and may be deemed in default of such Notes.

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

Exploration and Development Costs

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

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. The estimated fair value of derivative warrants was calculated using the Black-Scholes option pricing model at each grant date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Commitments

The Company has employment agreements with two employees and a separate consulting agreement with one of the Company’s executive officers. The aggregate future commitment under these agreements is as follows:

12 Months ending March 31,

2015	$203,333
2016	143,333
2017	122,431
$469,097

These agreements provide for additional bonus payments that are calculated as defined.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ended March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014.

However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Management is in the process of determining how best to make the required changes that are needed to implement an effective system of internal control over financial reporting. Our management acknowledges the existence of this problem, and intends to develop procedures to address it to the extent possible given the Company’s limitations in financial and human resources.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us, except as discussed below:

Visual Real Estate, Inc. vs. Google Inc.

On March 17, 2014, Visual Real Estate, Inc., our wholly-owned subsidiary and successor to MVP Portfolio as a result of a corporate reorganization, filed a patent infringement lawsuit against Google Inc. in the U.S. District Court for the Middle District of Florida, Visual Real Estate, Inc. vs. Google Inc., Case No. 3:14-cv-00274-TJC-JRK. The lawsuit claims infringement of three of Visual Real Estate’s patents: U.S. Patent number 7,389,181, entitled “Apparatus and Method for Producing Video Drive-By Data Corresponding to a Geographic Location”; U.S. Patent number 7,929,800, entitled “Methods and Apparatus for Generating a Continuum of Image Data”; and U.S. Patent number 8,078,396, entitled “Methods for and Apparatus for Generating a Continuum of Three Dimensional Image Data.” Among other things, the Complaint identifies Google Street View and Google Earth as infringing Visual Real Estate’s patents.

ITEM 1.A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2013 Form 10-K under Part I, Item 1A, other than as set forth in our Current Report on Form 8-K, filed with the SEC on February 10, 2014.

New legislation, regulations or court rulings related to enforcing patents could harm our new line of business and operating results.

If Congress, the United States Patent and Trademark Office (the “USPTO”) or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act recently became effective. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

On February 27, 2013, U.S. Representatives DeFazio and Chaffetz introduced HR845.  In general, the bill known as the SHIELD Act (“Saving High-tech Innovators from Egregious Legal Disputes”), seeks to assess legal fee liability to plaintiffs in patent infringement actions for defendant costs.  In the event that the bill becomes law, the potential obligation to pay the legal fees of defendants in patent disputes could have a material adverse effect on our business or financial condition.

On June 4, 2013, the Obama Administration issued executive actions and legislative recommendations. The legislative measures recommended by the Obama Administration include requiring patentees and patent applicants to disclose the “Real Party-in-Interest”, giving district courts more discretion to award attorney’s fees to the prevailing party, requiring public filing of demand letters such that they are accessible to the public, and protecting consumers against liability for a product being used off-the shelf and solely for its intended use.

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

On December 5, 2013, the United States House of Representatives passed a patent reform titled the “Innovation Act” by a vote of 325-91. However, the Senate is still considering the bill. Representative Bob Goodlatte, with bipartisan support, introduced the Innovation Act on October 23, 2013. The Innovation Act, as passed by the House, has a number of major changes. Some of the changes include a heightened pleading requirement for the filing of patent infringement claims. It requires a particularized statement with detailed specificity regarding how each asserted claim term corresponds to the functionality of each accused instrumentality. The Innovation Act, as passed by the House, also includes fee-shifting provisions which provide that, unless the non-prevailing party of a patent infringement litigation positions were objectively reasonable, such non-prevailing party would have to pay the attorney’s fees of the prevailing party.

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

On April 29, 2014, the U.S. Supreme Court relaxed the standard for fee shifting in patent infringement cases. Section 285 of the Patent Act provides that attorneys’ fees may be awarded to a prevailing party in a patent infringement case in “exceptional cases.”

In Octane Fitness, LLC v. Icon Health & Fitness, Inc., the U.S. Supreme Court overturned the U.S. Court of Appeals for the Federal Circuit decisions limiting the meaning of “exceptional cases.” The U.S. Supreme Court held that an exceptional case “is simply one that stands out from others with respect to the substantive strength of a party’s litigation position” or “the unreasonable manner in which the case was litigated.” The U.S. Supreme Court also rejected the “clear and convincing evidence” standard for making this inquiry. The Court held that the standard should a “preponderance of the evidence.”

In Highmark Inc. v. Allcare Health Mgmt. Sys., Inc., the U.S. Supreme Court held that a district court’s grant of attorneys’ fees is reviewable by the U.S. Court of Appeals for the Federal Circuit only for “abuse of discretion” by the district court instead of the de novo standard that gave no deference to the district court.

These pair of decisions lowered the threshold for obtaining attorneys’ fees in patent infringement cases and increased the level of deference given to a district court’s fee-shifting determination.

These two cases will make it much easier for district courts to shift a prevailing party’s attorneys' fees to a non-prevailing party if the district court believes that the case was weak or conducted in an abusive manner. Defendants that get sued for patent infringement by non-practicing entities may elect to fight rather than settle the case because these U.S. Supreme Court decisions make it much easier for defendants to get attorneys’ fees.

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously Reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer of California Gold Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of California Gold Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of California Gold Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of California Gold Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Gold Corp. (Registrant)

July 22, 2014	By:	/s/ William D. Meadow
William D. Meadow
Chief Executive Officer (Principal Executive Officer)

July 22, 2014	By:	/s/ Shea Ralph
Shea Ralph
Chief Financial Officer (Principal Financial and Accounting Officer)