Form 10-K/A
period 2014-01-31
MV Portfolios, Inc.
filed 2014-09-29
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K /A
(Amendment No. 1)
(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: January 31, 2014
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to

Commission file number	000-54706

CALIFORNIA GOLD CORP.
 (Exact name of small business issuer as specified in its charter)

Nevada	83-0483725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10752 Deerwood Park Blvd.
S. Waterview II, Suite 100
Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:   (904) 586-8673

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

EXPLANATORY NOTE TO AMENDMENT NO. 1

MV Portfolios, Inc., formerly California Gold Corp., is filing this amendment (the “Amendment”) to the Company’s Form 10-K for the year ended January 31, 2014 filed with the Securities Exchange Commission on May 6, 2014 (the “Original Report”), in order to provide restated consolidated financial statements and footnotes as discussed in Note 2 to the accompanying restated consolidated financial statements. The changes made to the financials relate to the Company’s valuation of the derivative liabilities as of January 31, 2014.  We have also updated Item 15 “Exhibits and Financial Statement Schedules.”

Except as described above, no other changes have been made to the Original Report. The Amendment continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Report other than as expressly indicated in this Amendment. The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

On August 28, 2014 the Company filed a certificate of amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate (i) a reverse stock split of its common stock, $0.001 par value per share, with a reverse split ratio of one-for-one hundred (1:100), (ii) an increase its authorized capitalization from 300,000,000 shares of common stock and 22,000,000 shares of blank check preferred stock, par value $0.001 per share, to 300,000,000 shares of common stock and 50,000,000 shares of blank check preferred stock, par value $0.001 per share and (iii) a change in its name to “MV Portfolios, Inc.” from “California Gold Corp.”  The disclosures in this Amendment have not been updated to reflect these events.

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

The financial statements, notes to the financial statements and MD&A discussion, in relevant part, in this Annual Report on Form 10-K/A for the fiscal year ended January 31, 2014, relate to our business and operations prior to the Securities Exchange and MVP Acquisition.  Where relevant and required under SEC rules, the discussion in this report relates to our business and organizational structure after the date of the Securities Exchange and MVP Acquisition.

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

All references in this Form 10-K/A to “California Gold,” ” the “Company,” “we,” “us” or “our” are to California Gold Corp.

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

The Company may seek to internally develop additional new inventions and intellectual property, which would take time and be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of the Company's investments in such activities.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders and the purchasers of our common stock offered hereby.  We are currently authorized to issue an aggregate of 322,000,000 shares of capital stock, par value $0.001 per share, consisting of 300,000,000 shares of common stock and 22,000,000 shares of preferred stock, with the preferences and rights determined by our Board of Directors.  As of May 5, 2014 , there were 131,201,260 shares of our common stock and 16,000,000 shares of our preferred stock outstanding.  As May 5, 2014 , there were 16,000,000 shares our common stock reserved for issuance upon conversion of our Non-Voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and 40,529,947 shares reserved for issuance upon the exercise of warrants issued from December 2010 through July 2011 (the “2010/2011 Warrants”).  Assuming the effectiveness of our proposed Reverse Split and Authorized Capital Increase, upon effectiveness of the Reverse Split and Authorized Capital Increase we will have 1,312,013 shares of our common stock outstanding in the hands of our currently existing shareholders; 9,385,000 shares of our common stock issuable in connection with the MVP Acquisition; 160,000 shares of our Series A Preferred Stock outstanding; 3,329,530 shares of our Series B Preferred Stock (defined below), 7,920,000 shares of our Series C Preferred Stock (defined below) and 20,000 shares of our Series D Preferred Stock (defined below) issuable in connection with the MVP Acquisition; and approximately 1,405,299 shares of our common stock issuable upon exercise of our outstanding 2010/2011 Warrants and 590,300 shares of our common stock issuable upon exercise of the Broker Warrants.

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

On November 15, 2013, we closed a private placement offering (the “2013 Notes Offering”) of $325,000 in principal amount of its 10% convertible promissory notes (the “2013 Notes”) and warrants (the “the 2013 Warrants”).  The 2013 Notes will automatically convert into an aggregate of 3,250,000 shares of our to-be-authorized, designated and issued Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a post-Reverse Split conversion price of $0.10 per share, upon the our filing of a Certificate of Designation of Series B Convertible Preferred Stock (the “Certificate of Series B Designation”) with the Secretary of State of the State of Nevada following completion of the proposed Authorized Capital Increase and the related filing of the Articles Amendments.  The Series B Preferred Stock will be convertible on a one-for-one basis into shares of our common stock at the option of the holders, subject to a 9.99% blocker.

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

We recorded non-operating expenses of $861,659 in the year ended January 31, 2014, compared to a non-operating income of $1,591,772 in the year ended January 31, 2013. The significant change over the prior year was primarily due to an increase in unrealized loss on derivative instruments related to the issuance of the 2010 and 2011 warrants as a result of the private placement offerings completed in December 2010 and January, April, June and July 2011, and the accrual for acquisition related expenses. For the year ended January 31, 2014, we recorded a $822,794 unrealized loss on derivative instruments relating to the issuance of the 2010 and 2011 warrants as a result of the private placement offerings completed in December 2010 and January 2011.

We had net loss of $1,479,653 for year ended January 31, 2014 and a net income of $289,469 for the year ended January 31, 2013.

We have generated no revenues, and our net operating loss from inception through January 31, 2014 was $4,312,105.

31

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

Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option plan exercise price ($)	Option expiration date
James D. Davidson (1)	0	0		0	-	-

George Duggan (1)	0	0	font>	0	-	-

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

●
Options granted under the 2014 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless agreed to otherwise at the time of the grant.

●
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

●
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

●
The 2014 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of our common stock to be awarded and the terms applicable to each award, including performance restrictions.

●
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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of California Gold Corp. are listed on the Index to Financial Statements on this annual report on Form 10-K /A beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K /A :

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger and Reorganization dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp. (1)
2.2	10.1	Securities Exchange Agreement dated February 7, 2014 by and among the Registrant, MVP Portfolio, LLC, MV Patents, LLC and others (2)
3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (3)
3.2	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 9, 2009 (4)
3.3	10.3	Certificate of Designation of Series A Convertible Preferred Stock as filed with the Nevada Secretary of State on December 23, 2010 (5)
3.4	10.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 30, 2010 (6)
3.5	3.5	Form of Certificate of Designation of Series B Convertible Preferred Stock (16)
3.6	3.1	Form of Certificate of Designation of Series C Convertible Preferred Stock (2)
3.7	3.2	Form of Certificate of Designation of Series D Convertible Preferred Stock (2)
3.8	3.2	By-Laws of Registrant (7)

Exhibit No.	SEC Report Reference Number	Description
4.1	10.3	Reversal Loan Promissory Note dated August 8, 2007 between the Registrant and Cromwell Uranium Holdings, Inc. (8)
4.2	4.7	Form of Investor Warrant Dated December, 2010 for purchase of Registrant’s common stock, with Schedule of Investors (9)
4.3	10.2	Form of November 2013 10% Convertible Promissory Note (10)
4.4	10.3	Form of November 2013 Warrant to Purchase Common Stock (10)
4.5	4.1	Form of February 2014 10% Convertible Promissory Note (2)
4.6	4.2	Form of February 2014 Broker Warrant to Purchase Common Stock (2)
10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007, as amended December 21, 2010 (11)
10.2	10.1	Reversal Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (4)
10.3	10.2	Reversal Loan and Control Share Pledge and Security Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (4)
10.4	10.12	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s common stock, with Schedule of Purchasers (9)
10.5	10.13	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s Series A preferred Stock, with Schedule of Purchasers (9)
10.6	10.5	Subscription Agreement Addendum of the Registrant dated December 22, 2010 (4)
10.7	10.18	Administrative Services Agreement dated January 1, 2011 between the Registrant and Incorporated Communications Services (11)
10.8	10.19	Consulting Agreement dated January 17, 2011 between the Registrant and George Duggan (11)
10.9	10.21	Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (11)
10.10	10.22	Property Option Agreement dated February 11, 2011 among the Registrant, Mexivada Mining Corp. and the other parties named therein (11)
10.11	10.22	Binding Offer Letter Agreement between the Registrant and Mexivada Mining Corp. dated October 5, 2010, as amended November 21, 2010 (Schedule B to Exhibit 10.22) (11)
10.12	10.23	Surface Rights Agreement dated May 2011 (English translation) (12)
10.13	10.24	Amendment dated June 6, 2011 to Consulting Agreement dated January 28, 2011 between the Registrant and James D. Davidson (13)
10.14	10.25	Consulting Agreement dated June 6, 2011 between the Registrant and Michael Baybak (13)
10.15	10.28	Form of March 2012 Unit Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers, with Schedule of Purchasers (9)
10.16	10.16	Settlement and Release Agreement between the Registrant and Michael Baybak dated October 9, 2013 (16)
10.17	10.17	Settlement and Release Agreement between the Registrant and James Davidson dated October 9, 2013 (16)
10.18	10.18	Settlement and Release Agreement between the Registrant and George Duggan dated October 9, 2013 (16)
10.19	10.19	Form of the Registrant’s Option Surrender Agreement dated November _, 2013 and related Schedule of Parties (16)
10.20	10.20	Settlement and Release Agreement between the Registrant and Incorporated Communications Service dated December 18, 2013 (16)
10.21	10.21	Settlement and Release Agreement between the Registrant and Gottbetter & Partners, LLP dated December 16, 2013 (16)

Exhibit No.	SEC Report Reference Number	Description
10.22	10.1	Form of November 2013 10% Convertible Promissory Note Securities Purchase Agreement (10)
10.23	10.23	Form of Amendment to November 2013 10% Convertible Promissory Note Securities Purchase Agreement and Warrant Exchange Agreement (16)
10.24	10.2	Form of February 2014 10% Convertible Promissory Note Securities Purchase Agreement (2)
10.25	10.3	Employment Agreement dated February 7,2014 between the Registrant and William Meadow (2)
10.26	10.4	Employment Agreement dated February 7,2014 between the Registrant and Shea Ralph (2)
10.27	10.5	Consulting Agreement dated February 7,2014 between the Registrant and David Rector (2)
10.28	10.6	Form of February 2014 Lockup Agreement (2)
10.29	10.7	Form of February 2014 Series D Preferred Stock Subscription Agreement (2)
10.30	10.30	Registrant’s 2014 Equity Incentive Plan adopted February 7, 2014 (16)
10.31	10.31	William Meadow NonQualified Stock Option Agreement (16)
10.32	10.32	Shea Ralph NonQualified Stock Option Agreement (16)
10.33	10.33	David Rector NonQualified Stock Option Agreement (16)
14.1	14.1	Code of Ethics (1)
16.1	16.1	Letter from Davis Accounting Group, P.C., dated July 8, 2010 to the SEC regarding statements included in Form 8-K (14)
21	21	List of Subsidiaries (16)
31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	3.1	Articles of Incorporation of Visual Real Estate, Inc. (formerly MVP Portfolio, LLC) (15)
99.2	99.1	Audited Financial Statements of MV Patents, LLC as of June 30, 2013 and 2012 (15)
99.3	99.2	Unaudited Consolidated Six-Month Financial Statements as of December 31, 2013 of PV Patents, LLC and MVP Portfolio, LLC (15)
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

(16)
Filed with the SEC on May 6, 2014, as an exhibit, numbered as indicated above, to the Registrant's annual report (SEC File No. 000-54706) on Form 10-K, which exhibit is incorporated herein by reference.

In reviewing the agreements included as exhibits and incorporated by reference to this Annual Report on Form 10-K/A , please remember that, while these exhibits constitute public disclosure under the federal securities laws, they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K/A and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MV Portfolios, Inc. (formerly California Gold Corp.) (Registrant)

September 29, 2014	By:	/s/ William D. Meadow
William D. Meadow
Chief Executive Officer (Principal Executive Officer)

September 29, 2014	By:	/s/ Shea Ralph
Shea Ralph
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William D. Meadow
William D. Meadow	Director	September 29, 2014

/s/ Shea Ralph
Shea Ralph	Director	September 29, 2014

/s/ David Rector
David Rector	Director	September 29, 2014

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

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

May 5, 2014, except for the Correction of Previously Reported Information disclosed in Note 2, as to which is dated September 16, 2014

CALIFORNIA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2014 ( Restated )	January 31, 2013

ASSETS

Current assets:
Cash	$209,392	$259,200
Prepaid expenses	14,370	16,283
Total current assets	223,762	275,483
Property and equipment, net	4,342	6,104
Mining rights	108,750	91,250
Total assets	$336,854	$372,837

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$22,467	$47,466
Accounts payable - related party	145,858	101,873
Derivative liabilities	1,150,455	327,661
Convertible notes and interest payable - short-term, net of discount of $243,469	19,030	-
Other accrued liabilities - related party	-	56,500
Total current liabilities	1,337,810	533,500
Convertible notes- long-term	69,452	-
Total non-current liabilities	69,452	-

Total liabilities	1,407,262	533,500

Commitments and contingencies (Note 14)

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 22,000,000 shares authorized; 22,000,000 shares issued and outstanding	22,000	22,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 125,101,260 and 115,201,260 shares issued and outstanding at January 31, 2014 and 2013, respectively	125,101	115,201
Additional paid-in capital	3,094,596	2,534,588
Deficit accumulated during the exploration stage	(4,312,105)	(2,832,452)
Total stockholders' deficit	(1,070,408)	(160,663)
Total liabilities and stockholders' deficit	$336,854	$372,837

The accompanying notes are an integral part of these audited consolidated financial statements.

CALIFORNIA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EXPENSES

	Year Ended January 31, 2014 (Restated)	Year Ended January 31, 2013	April 19, 2004 (Inception) to January 31, 2014 (Restated)

Expenses:

Mineral property expenses	$48,161	$233,718	$715,634
Bad debt expense	-	-	559,483
Depreciation expense	1,762	1,761	4,467
General and administrative expenses	568,071	1,066,824	3,724,061
Total operating expenses	617,994	1,302,303	5,003,645
Loss from operations	(617,994)	(1,302,303)	(5,003,645)

Other income (expenses):
Interest income	183	938	3,472
Interest expense	(6,951)	-	(8,714)
Realized and unrealized ( loss ) gain on derivatives, net	(822,794)	1,591,424	739,087
Loss on settlement of debt	(22,788)	-	(22,788)
Amortization of debt discount	(9,309)	-	(18,927)
Foreign currency exchange loss	-	(590)	(590)
Total other income (expenses)	(861,659)	1,591,772	691,540
Net income (loss)	$(1,479,653)	$289,469	$(4,312,105)

Earnings (loss) per common share:
Income (loss) per common share - basic and diluted	$(0.01)	$0.00
Weighted average number of common shares outstanding - basic and diluted	116,180,381	114,401,945

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

CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

						Deficit
						Accumulated
					Additional	During the
	Common Stock		Preferred Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Loss for the year ended January 31, 2011	-	-	-	-	-	(1,615,423)	(1,615,423)
Balance - January 31, 2011	92,701,260	$92,701	22,000,000	$22,000	$1,678,791	$(2,859,103)	$(1,065,611)
Stock-based compensation	500,000	500	-	-	505,039	-	505,539
Common stock and warrants sold in over-allotment offering at $0.025 per share, less offering costs totaling $3,500	16,000,000	16,000	-	-	380,500	-	396,500
Derivatives resulting on above warrants issued	-	-	-	-	(544,034)	-	(544,034)

Common stock issued for acquisition of mining rights at $0.001 per share	250,000	250	-	-	17,250	-	17,500
Loss for the period ended January 31, 2012	-	-	-	-	-	(262,818)	(262,818)
Balance - January 31, 2012	109,451,260	$109,451	22,000,000	$22,000	$2,037,546	$(3,121,921)	$(952,924)
Stock-based compensation	2,250,000	1,250	-	-	431,527	-	432,777
Common stock and warrants sold in private placement offering at $0.04 per share, less offering costs totaling $1,750	4,250,000	4,250	-	-	164,000	-	168,250
Derivatives resulting on above warrants issued	-	-	-	-	(101,985)	-	(101,985)

Common stock issued for acquisition of mining rights at $0.015 per share	250,000	250	-	-	3,500	-	3,750
Cancellation of common stock	(1,000,000)	-	-	-	-	-	-
Income for the period ended January 31, 2013	-	-	-	-	-	289,469	289,469
Balance - January 31, 2013	115,201,260	$115,201	22,000,000	$22,000	$2,534,588	$(2,832,452)	$(160,663)
Stock-based compensation (stock options)	-	-	-	-	149,995	-	149,995
Shares issued for common stock	9,900,000	9,900	-	-	148,500	-	158,400
Related party forgiveness of accounts payable	-	-	-	-	8,735	-	8,735
Warrants issued in private placement	-	-	-	-	252,778	-	252,778
Loss for the period ended January 31, 2014 ( Restated )	-	-	-	-	-	(1,479,653)	(1,479,653)
Balance - January 31, 2014 ( Restated )	125,101,260	$125,101	22,000,000	$22,000	$3,094,596	$(4,312,105)	$(1,070,408)

The accompanying notes are an integral part of these audited consolidated financial statements.

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31, 2014 (Restated)	Year Ended January 31, 2013	April 19, 2004 (Inception) to January 31, 2014 (Restated)
Cash flows from operating activities:
Net income (loss)	$(1,479,653)	$289,469	$(4,312,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,762	1,761	4,467
Stock-based compensation	-	125,000	125,000
Stock-based compensation - related party	149,995	307,777	1,466,424
Amortization of debt discount	9,309	-	18,927
Loss on settlement of related party debt	35,126	-	35,126
Gain on settlement of accounts payable	(12,338)	-	(12,338)
Unrealized and realized loss ( gain) on derivatives, net	(822,794)	(1,591,424)	(739,087)
Changes in operating assets and liabilities:
Other receivables	-	5,907	-
Prepaid expenses	1,913	11,273	(14,370)
Prepaid expenses - related party	-	-	-
Accounts payable and accrued expenses	63,699	(2,867)	312,356
Accounts payable - related party	50,085	101,873	50,085
Other accrued expenses - related party	-	54,000	56,642
Accrued interest - related party	-	-	1,621
Net cash used in operating activities	(357,308)	(697,231)	(3,007,252)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(8,809)
Acquisition of mining rights	(17,500)	(40,000)	(87,500)
Net cash used in investing activities	(17,500)	(40,000)	(96,309)
Cash flows from financing activities:
Proceeds from related party loans	-	-	92,430
Proceeds from convertible loan	325,000	-	325,000
Proceeds from common and preferred stock issued, net of offering costs	-	168,250	2,958,523
Payments from cancellation of common stock	-	-	(63,000)
Net cash provided by financing activities	325,000	168,250	3,312,953
Net increase (decrease) in cash	(49,808)	(568,981)	209,392
Cash - beginning of period	259,200	828,181	-
Cash - end of period	$209,392	$259,200	$209,392

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31, 2014 (Restated)	Year Ended January 31, 2013	April 19, 2004 (Inception) to January 31, 2014 (Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Contributed capital - loss on extinguishment of debt owed to related party	$-	$-	$374
Debt discount due to derivative liabilities	$-	$-	$9,618
Contributed capital - payables settled by stockholder	$-	$-	$157,665
Issuance of common stock for convertible notes	$-	$-	$3,660
Reclassification of derivatives related to convertible notes	$-	$-	$91,365
Issuance of derivative warrant instruments	$-	$101,985	$1,969,152
Related party note receivable write-off	$-	$-	$557,927
Common stock cancellation	$-	$1,000	$62,700
Issuance of common stock for acquisition of mining rights	$-	$3,750	$21,250
Debt discount	$252,778	$-	$252,778
Issuance of common stock for the settlement related party debt	$158,400	$-	$158,400
Settlement of related party debt	$8,735	$-	$8,735

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

Correction of Previously Reported Information

During the audit of the Company’s consolidated financial statements for the year ended June 30, 2014, the Company identified an error in the accounting for and presentation of the impact of the November 15, 2013 private placement offering (“November Offering”) on the Company’s derivative liabilities as of January 31, 2014. In the November Offering, the Company issued warrants (“November 2013 Warrants”) entitling the Investors to purchase one thousand (1,000) shares of common stock for each $1.00 principal amount of consideration received, at an exercise price of $0.001 per share. Since the exercise price per share of the November 2013 Warrants was lower than the $0.03 warrant exercise prices of the warrants issued during the 2010/2011 private placement offerings, and the $0.06 exercise price of the warrants issued in the 2012 private placement offering, the exercise prices with respect to these previous warrant issuances should have been lowered, and the amount of shares exercisable increased based on the reset provisions in each warrant agreement. The Company did not account for the reset provisions in the previously reported consolidated financial statements as of January 31, 2014.

In accordance with the SECs Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error is material to the January 31, 2014 period.  Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the year end January 31, 2014.

The following table presents the effect of the correction of the previously reported information and the impact on the Company’s consolidated balance sheet for the year ended January 31, 2014:

	As of January 31, 2014
	As Previously Reported	Adjustments	As Restated
Liabilities and stockholders’ deficit:
Derivative liabilities	$ 324,642	$ 825,813	$ 1,150,455
Deficit accumulated during the exploration stage	(3,486,292)	(825,813)	(4,312,105)
Total liabilities and stockholders’ deficit	336,854	-	336,854

The following table presents the effect of the correction of the previously reported information and the impact on the Company’s consolidated statement of expenses for the year ended January 31, 2014:

	As of January 31, 2014
	As Previously Reported	Adjustments	As Restated
Loss from operations:	$ (617,994)	-	$ (617,994)
Other income (expenses):
Realized and unrealized (loss) gain on derivatives, net	3,019	(825,813)	(822,794)
Total other income (expenses)	(35,846)	(825,813)	(861,659)
Net loss	(653,840)	(825,813)	(1,479,653)
The following table presents the effect of the correction of the previously reported information and the impact on the Company’s consolidated statement of expenses for the period April 19, 2004 (inception) to January 31, 2014:

	As of January 31, 2014
	As Previously Reported	Adjustments	As Restated
Loss from operations:	$ (5,003,645)	-	$ (5,003,645)
Other income (expenses):
Realized and unrealized (loss) gain on derivatives, net	1,564,900	(825,813)	739,087
Total other income (expenses)	1,517,353	(825,813)	694,562
Net income(loss)	(3,486,292)	(825,813)	(4,312,105)

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

The Company’s activities through January 31, 2014 have been supported by debt and equity financing. It has a cumulative loss since inception of $4,312,105 as of January 31, 2014. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger, or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

NOTE 8 - DERIVATIVE LIABILITIES

Derivative Warrant Instruments

In the December 2010 and January 2011 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $1,323,133 at the grant dates as of December 22, 2010 and January 13, 2011. These estimates were re-valued as being $125,692 at the balance sheet date as of January 31, 2013. The Company recorded a $1,257,783 change in value of the derivative liability as unrealized gain in non-operating income for the year ended January 31, 2013. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2014 (See the Company’s fourth quarter valuation model review and summary of January 31, 2014 assumptions below). The estimate was re-valued as being $ 442,034 at the balance sheet date as of January 31, 2014, and the Company recorded the change in value in non-operating income for the year ended January 31, 2014.

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

In April 2011, the Company added to the Unit Offering a first over-allotment option. As such, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $71,973, $131,077, and $88,824 at the grant dates of April 7, 2011, April 13, 2011, and April 30, 2011, respectively. The April 2011 grants were re-valued as being $16,417 at the balance sheet date of January 31, 2013. The Company recorded a $194,700 change in value as unrealized gain in non-operating income for the year ended January 31, 2013. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2014 (See the Company’s fourth quarter valuation model review and summary of January 31, 2014 assumptions below). The estimate was re-valued as being $ 56,930 at the balance sheet date as of January 31, 2014, and the Company recorded the change in value in non-operating income for the year ended January 31, 2014.

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

In June and July 2011, the Company closed its first and second over-allotment options. The Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $149,203 and $102,957 at the grant dates of June 15, 2011 and July 15, 2011, respectively. The grants were re-valued as being $16,447 at January 31, 2013. The Company recorded a $206,061 change in value as unrealized gain in non-operating income for the year ended January 31, 2013. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2014 (See the Company’s fourth quarter valuation model review and summary of January 31, 2014 assumptions below). The estimate was re-valued as being $ 56,954 at the balance sheet date as of January 31, 2014, and the Company recorded the change in value in non-operating income for the year ended January 31, 2014.

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

In March 2012, pursuant to a private placement offering, the Company issued 4,250,000 warrants to purchase 0.5 shares of common stock per unit. The Company recorded a derivative liability upon issuance of the warrants. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model and amounted to $101,985 at the grant date of March 16, 2012. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2014 (See the Company’s fourth quarter valuation model review and summary of January 31, 2014 assumptions below). The estimate was re-valued as being $ 60,856 at the balance sheet date as of January 31, 2014, and the Company recorded the change in value in non-operating income for the year ended January 31, 2014.

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

As of December 19, 2012, the Company amended the terms of the warrants issued during the 2010/2011 private placement offerings, such that (i) their term  shall be extended for a period of an additional three years from its date of expiration as previously amended  and (ii) the exercise price of all of the warrants, exercisable for an aggregate of 39,546,194 shares of common stock, including anti-dilution adjustments, sold in the Offering shall be reduced to $0.03 per whole share through the third year of the extended term of the warrants, then increased to $0.04 per whole share during the fourth year of the term and to $0.05 per whole share during the fifth year of the term. The valuation of the warrants at January 31, 2013 reflects the new terms. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of January 31, 2014 (See the Company’s fourth quarter valuation model review and summary of January 31, 2014 assumptions below). The estimate was re-valued as being $ 533,681 at the balance sheet date as of January 31, 2014, and the Company recorded the change in value in non-operating income for the year ended January 31, 2014.

As a result of the issuance of the warrants in the November 2013 Offering (Note 10), a weighted average anti-dilution adjustment was made with respect to those warrants issued between December 2010 and March 2012 exercisable for an aggregate of 41,671,195 common shares. Since the price per unit of the warrants in the November 2013 Offering was lower than the exercise price of these warrants, the exercise price with respect to these warrants was lowered to $0.009 and $.016, post November 2013 Offering, and the aggregate number of shares issuable upon exercise of these warrants was increased to 148,285,243.

During the fourth quarter of the year ended January 31, 2014, the Company completed a review of the valuation of its derivative warrant instruments. The Company determined that as a result of the aforementioned amendments to the exercise price during the year ended January 31, 2014, the Company should adopt the probability-weighted scenario analysis model for the year ended January 31, 2014. The estimated fair value of all derivative warrant instruments was re-valued as being $ 1,150,455 at the balance sheet date as of January 31, 2014. The Company recorded a $ 822,794 net change in value of the derivative liability as unrealized loss in non-operating income for the year ended January 31, 2014.

The following is a summary of the assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of the balance sheet date at January 31, 2014, and the assumptions used for the Black-Scholes option pricing model to estimate the fair value of the warrants as of balance sheet date at January 31, 2013, respectively:

	January 31, 2014		January 31, 2013

Common stock issuable upon exercise of warrants	148,285,243		41,671,195
Market price of the Company’s common stock on the measurement dates	$0.008		$0.008
Exercise price range	$0.009 - 0.016		$0.03-0.06
Risk free interest rate range (1)	0.34 - 0.69%		0.42 - 0.65%
Dividend yield	0.00%		0.00%
Volatility range	356.22 - 381.9	0%	306.62-327.98%
Expected exercise term in years	1.92 – 3.17		2.89 – 4.12

(1)	The risk-free interest rate was determined by management using the 3-year and the average of the 3- and 5-year Treasury Bill as of January 31, 2014 and January 31, 2013, respectively.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2014 and January 31, 2013, respectively:

	Fair Value Measurements at January 31, 2014 and 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability - January 31, 2014	$-	$-	$1,150,455	$1,150,455
Derivative liability - January 31, 2013	$-	$-	$327,661	$327,661

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Year Ended January 31,
	2014	2013
Derivative liabilities - beginning balance	$327,661	$1,817,100
Additions	-	101,985
Reductions	-	-
Change in fair value	(822,794)	(1,591,424)
Derivative liabilities - ending balance	$1,150,455	$327,661

Realized and unrealized gain on derivatives, net, included in earnings for the years ended January 31, 2014 and 2013	$(822,794)	$1,591,424

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

NOTE 13 - WARRANTS

Warrant activity is presented in the table below:

	Number of Common Shares Issuable Upon Exercise	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 31, 2013	148,285,243	$0.011	3.037	$-
Granted	325,000,000	$0.001	-	$-
Outstanding at January 31, 2014	473,285,243	$0.004	7.362	$2,242,500
Exercisable at January 31, 2014	473,285,243	$0.004	7.362	$2,242,500

 CALIFORNIA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

No provision for federal income taxes has been recognized for the years ended January 31, 2014 and 2013, as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

The Company had deferred income tax assets as of January 31, 2014 and 2013 as follows:

	2014	2013

Loss carry-forwards	$1,401,000	$970,000
Less - valuation allowance	(1,401,000)	(970,000)
Total net deferred tax assets	$-	$-

The Company had net operating loss carry-forwards for income tax reporting purposes of $ 4,120,732 as of January 31, 2014, which may be offset against future taxable income. These net operating loss carry-forwards may be carried forward in varying amounts until the time when they begin to expire in 2030 through 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business, both of which occurred in February 2014. Therefore, the amount available to offset future taxable income may be limited.

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