Form 10-Q/A
period 2014-03-31
MV Portfolios, Inc.
filed 2014-09-29
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)
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

(904) 586-8673
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

EXPLANATORY NOTE

MV Portfolios, Inc., formerly California Gold Corp., is filing this amendment (the "Amendment") to the Company’s Form 10-Q for the period ended March 31, 2014 filed with the Securities Exchange Commission on July 23, 2014 (the “Original Report”), in order to provide restated unaudited consolidated financial statements and footnotes as discussed in Note 12 to the accompanying restated unaudited consolidated financial statements. The changes made to the financials relate to the amounts recorded in the reverse recapitalization as of February 6, 2014 and the Company’s valuation of the derivative liabilities as of March 31, 2014.

Except as described above and in Note 12, no other changes have been made to the Original Report. The Amendment continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Report other than as expressly indicated in this Amendment. The filing of Amendment No. 1 shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

CALIFORNIA GOLD CORP.
Form 10-Q /A
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

-ii-

CALIFORNIA GOLD CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	California Gold Corp. and Subsidiaries	MV Patents, LLC
	March 31, 2014 (Restated)	June 30, 2013
Assets
Current assets:
Cash	$1,870,247	$2,523
Cash held in escrow	25,299	-
Assets held for sale from discontinued operations	19,341	-
Deferred financing costs	1,082,242	-
Total current assets	2,997,129	2,523

Deferred offering costs	-	38,500
Total assets	$2,997,129	$41,023

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$177,769	$259,824
Contingent liabilities	-	441,527
Derivative liabilities	3,530,995	-
Convertible notes, net of unamortized discounts of $230,279	4,054,716	-
Liabilities from discontinued operations	15,313	-
Total current liabilities	7,778,793	701,351

Long-term liabilities:
Accrued salaries, member	-	435,516
Participation rights	-	275,000
Total long-term liabilities	-	710,516
Total liabilities	7,778,793	1,411,867

Stockholders’ deficit:
Preferred stock, par value $0.001 per share, 22,000,000
shares authorized; 16,000,000 shares issued and outstanding	16,000	-
Common stock, par value $0.001 per share, 300,000,000
shares authorized; 10,946,013 shares issued and outstanding	165,486	-
Additional paid-in capital	(238,674)	-
Deficit accumulated during the development stage	(4,724,476)	(1,370,844)
Total stockholders’ deficit	(4,781,664)	(1,370,844)
Total liabilities and stockholders’ deficit	$2,997,129	$41,023

See accompanying notes to the unaudited consolidated financial statements.

CALIFORNIA GOLD CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					July 11,
	Three Months	Three Months	Nine Months	Nine Months	2011 (Inception)
	Ended	Ended	Ended	Ended	Through
	March 31, 2014 (Restated)	March 31, 2013	March 31, 2014 (Restated)	March 31, 2013	March 31, 2014 (Restated)
Operating Expenses:
General and administrative	$356,412	$237,667	$589,174	$578,561	$1,953,896
Acquisition related costs	1,472,706	-	1,472,706	-	1,472,706
Loss from operations	1,829,118	237,667	2,061,880	578,561	3,426,602

Other income (expenses):
Interest income	33	-	33	-	33
Interest expense	(404,994)	(900)	(413,335)	(1,908)	(419,457)
Realized and unrealized loss on derivatives	(380,540)	-	(380,540)	-	(380,540)
Total other income (expenses)	(2,785,501)	(900)	(2,793,842)	(1,908)	(2,799,964)

Loss from continuing operations	(4,614,619)	(238,567)	(4,855,722)	(580,469)	(6,226,566)

Loss from discontinued operations	(212,479)	-	(212,479)	-	(212,479)
Net loss	$(4,827,098)	$(238,567)	$(5,068,201)	$(580,469)	$(6,493,045)

Basic and diluted net loss per share:
Loss from continuing operations per share	$(0.42)	$(0.00)	$(0.44)	$(0.00)
Loss from discontinued operations per share	(0.02)	(0.21)	(0.02)	(0.50)
Net loss per share	$(0.44)	$(0.21)	$(0.46)	$(0.50)

Weighted average number of common shares outstanding - basic and diluted	10,918,321	1,161,804	10,918,321	1,161,804

See accompanying notes to the unaudited consolidated financial statements.

CALIFORNIA GOLD CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
JULY 11, 2011 (INCEPTION) THROUGH MARCH 31, 2014
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Members'	Accumulated
	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Total

MV Patents, LLC
Balances, July 11, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(483,967)	-	(483,967)
Balances, June 30, 2012	-	-	-	-	-	(483,967)	-	(483,967)
Net loss	-	-	-	-	-	(886,877)	-	(886,877)
Balances, June 30, 2013	-	-	-	-	-	(1,370,844)	-	(1,370,844)
Contribution	-	-	-	-	-	150,000	-	150,000
Net loss	-	-	-	-	-	(343,725)	-	(343,725)
Balances, February 6, 2014	-	-	-	-	-	(1,564,569)	-	(1,564,569)

California Gold Corp. and Subsidiaries
Balances, February 7, 2014	-	-	9,385,000	9,385	(9,385)	-	-	-
Shares issued in reverse merger, ( Restated )	22,000,000	22,000	1,501,013	150,101	(1,351,259)	-	-	(1,179,158)
Conversion of Series A Preferred stock to common stock	(6,000,000)	(6,000)	60,000	6,000	-	-	-	-
Warrants issued for deferred financing costs	-	-	-	-	1,120,970	-	-	1,120,970
Stockholder contribution	-	-	-	-	1,000	-	-	1,000
Net loss, ( Restated )	-	-	-	-	-	-	(4,724,476)	(4,724,476)
Balances, March 31, 2014, ( Restated )	16,000,000	$16,000	10,946,013	$165,486	$238,674	$-	$(4,724,476)	$(4,781,664)

See accompanying notes to the unaudited consolidated financial statements.

The share and per share amounts presented herein have been retroactively restated to reflect the anticipated 1 for 100 reverse stock split.

CALIFORNIA GOLD CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			July 11, 2011
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	March 31, 2014 ( Restated )	March 31, 2013	March 31, 2014 ( Restated )
Cash flows from operating activities:
Net loss	$(5,068,201)	$(580,469)	$(6,439,045)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	294	-	294
Amortization of debt discounts and deferred financing costs	347,068	-	347,068
Change in derivative liabilities	2,380,540		2,380,540
Settlement of legal fees through the issuance of convertible notes	25,000	-	25,000
Changes in operating assets and liabilities:
Cash held in escrow	(25,799)	-	(25,799)
Prepaid assets	(423)	-	(423)
Deferred offering costs	38,500	-	-
Accounts payable and accrued expenses	98,160	75,836	357,984
Accrued salaries, member	140,591	168,947	576,107
Other liabilities	10,000	-	10,000
Contingent liabilities	-	182,500	441,527
Net cash used in operating activities	(2,054,270)	(153,186)	(2,326,747)

Cash flows from investing activities:
Cash received in reverse merger	209,392	-	209,392
Net cash provided by investing activities	209,392	-	209,392

Cash flows from financing activities:
Cash paid for debt issuance costs	(295,150)		(295,150)
Proceeds from issuing convertible notes	3,934,995	-	3,934,995
Proceeds from demand note	50,000	-	50,000
Proceeds from participation notes	20,000	115,000	295,000
Contribution	2,757	-	2,757
Net cash provided by financing activities	3,712,602	115,000	3,987,602

Net increase (decrease) in cash	1,867,724	(38,186)	1,870,247
Cash, beginning of period	2,523	39,520	-
Cash, end of period	$1,870,247	$1,334	$1,870,247

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Non-cash investing and financing activities:
Shares issued in reverse merger, net of cash received	$1,388,550	$-	$1,388,550
Conversion of Series A Preferred stock to common stock	6,000	-	6,000
Warrants issued for deferred financing costs	1,120,970	-	1,120,970

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

Cash	$209,392
Other assets	18,712
Accounts payable and accrued expenses	(168,325)
Notes payable	(88,482)
Derivative liabilities	(1,150,455)
Net liabilities retained	$(1,179,158)

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

6.         Derivative Liabilities

As of February 7, 2014 and March 31, 2014, there were 2,965,704 (post 1 for 100 Reverse Split) outstanding derivative warrants with 1,482,852 common shares issuable upon exercise. The warrants qualify as derivative liabilities due to the existence of reset provisions which cause the instruments to no longer be indexed to the Company’s own stock under FASB ASC Topic 815, Derivatives and Hedging. The estimated fair value of the derivative warrants were calculated using the Black-Scholes option pricing model as of March 31, 2014. The fair value of the warrants was determined to be $1,150,455 and $3,530,995 as of February 7, 2014 and March 31, 2014, respectively. The company recorded a $2,380,540 loss on the change in fair value as non-operating expense for the period from February 7, 2014 through March 31, 2014.

The range of significant assumptions used in the Black-Scholes option pricing model as of March 31, 2014 were as follows (post 1 for 100 Reverse Split):

Range
Common stock issuable upon exercise of warrants	1,482,852
Exercise price	$0.90 - $1.60
Market price of the Company’s common stock	$2.40
Risk free interest rate	0.44% - 0.69%
Dividend yield	0%
Volatility	357.70% - 381.34%
Expected term	1.73 - 2.96 years

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of March 31, 2014 and June 30, 2013:

	Fair Value Measurement at March 31, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$-	$-	$3,530,995
Total	$-	$-	$3,530,995

Fair Value Measurement at June 30, 2013
	Level 1	Level 2	Level 3
Liabilities:
None	$-	$-	$-
Total	$-	$-	$-

The following table sets forth the changes in the fair value of derivative liabilities for the period from February 7, 2014 through March 31, 2014:

Balance, February 7, 2014	$1,150,455
Change in fair value of derivative liabilities	2,380,540
Balance, March 31, 2014	$3,530,995

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

Warrants

The following table presents the warrant activity during the period from February 7, 2014 through March 31, 2014 presented on a post 1 for 100 reverse split basis:

	Common Shares Covered by Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at February 7, 2014	1 ,482,852	$1.088	2.018
Granted	590,300	0.500	3.000
Outstanding at March 31, 2014	2,073,152	$0.920	2.160	$ 4,104,125
Exercisable at March 31, 2014	2,073,152	$0.920	2.160	$ 4,104,125

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

12.      Correction of Previously Reported Information

During the audit of the Company’s consolidated financial statements for the year ended June 30, 2014, the Company identified an error in the accounting for and presentation of the impact of the November 15, 2103 private placement offering (“November Offering”) on the Company’s derivative liability as of January 31, 2014 and March 31, 2014. In the November Offering, the Company issued warrants (“November 2013 Warrants”) entitling the Investors to purchase one thousand (1,000) shares of common stock for each $1.00 principal amount of consideration received, at an exercise price of $0.10 per share. Since the exercise price per share of the November 2013 Warrants was lower than the $3.00 warrant exercise prices of the warrants issued during the 2010/2011 private placement offerings, and the $6.00 exercise price of the warrants issued in the 2012 private placement offering, the exercise prices with respect to these previous warrant issuances should have been lowered, and the amount of shares exercisable increased based on the reset provisions in each warrant agreement. The Company did not account for the reset provisions in the previously reported consolidated financial statements as of January 31, 2014, and therefore the amounts accounted for as assumed net liabilities in the February 6, 2014 Reverse Recapitalization (Note 2) were recorded erroneously as of March 31, 2014. In addition the amount calculated as the fair market value for the derivative liabilities as of March 31, 2014 did not properly account for the change in exercise price and number of exercisable shares for the warrants from the 2010-2012 private placement offerings, as reset by the November Offering.

In accordance with the SECs Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error is material to the March 31, 2014 period. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the period ended March 31, 2014.

The following table presents the effect of the correction of the previously reported information and the impact on the Company’s unaudited consolidated balance sheet for the year ended March 31, 2014:

	As of March 31, 2014
	As Previously Reported	Adjustments	As Restated
Liabilities and stockholders’ deficit:
Derivative liability	$986,905	$2,544,090	$3,530,995
Additional paid-in capital	587,139	(825,813)	(238,674)
Deficit accumulated during the exploration stage	(3,006,199)	(1,718,277)	(4,724,476)
Total liabilities and stockholders’ deficit	2,997,129	-	2,997,129

The following table presents the effect of the correction of the previously reported information and the impact on the Company’s unaudited consolidated statement of expenses for the three months ended March 31, 2014:

	As of March 31, 2014
	As Previously Reported	Adjustments	As Restated
Loss from operations:	$(1,829,118)	-	$(1,829,118)
Other income (expenses):
Realized and unrealized loss on derivatives	(662,263)	(1,718,277)	(2,380,540)
Total other income (expenses)	(1,067,224)	(1,718,277)	(2,785,501)
Loss from continuing operations	(2,896,342)	(1,718,277)	(4,614,619)
Loss from discontinued operations	(212,479)	-	(212,479)
Net loss	(3,108,821)	(1,718,277)	(4,827,089)

The following table presents the effect of the correction of the previously reported information and the impact on the Company’s unaudited consolidated statement of expenses for the nine months ended March 31, 2014:

	As of March 31, 2014
	As Previously Reported	Adjustments	As Restated
Loss from operations:	$(2,061,880)	-	$(2,061,880)
Other income (expenses):
Realized and unrealized loss on derivatives	(662,263)	(1,718,277)	(2,380,540)
Total other income (expenses)	(1,075,565)	(1,718,277)	(2,793,842)
Loss from continuing operations	(3,137,445)	(1,718,277)	(4,855,722)
Loss from discontinued operations	(212,479)	-	(212,479)
Net loss	(3,349,924)	(1,718,277)	(5,068,201)

The following table presents the effect of the correction of the previously reported information and the impact on the Company’s unaudited consolidated statement of expenses for the period July 11, 2011 (Inception) through March 31, 2014:

	As of March 31, 2014
	As Previously Reported	Adjustments	As Restated
Loss from operations:	$(3,426,602)	-	$(3,426,602)
Other income (expenses):
Realized and unrealized loss on derivatives	(662,263)	(1,718,277)	(2,380,540)
Total other income (expenses)	(1,081,687)	(1,718,277)	(2,799,964)
Loss from continuing operations	(4,508,289)	(1,718,277)	(6,226,566)
Loss from discontinued operations	(212,479)	-	(212,479)
Net loss	(4,720,768)	(1,718,277)	(6,493,045)

In addition to the information noted above the correction of the previously reported information impacted the Company’s loss from continuing operations per share to $0.42 from $0.27 and to $0.44 from $0.29 for the three and nine months ended March 31, 2014, respectively.

Statement of Forward-Looking Information

This Report on Form 10-Q/A and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address our growth strategy, financial results and product and development programs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

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

We recorded non-operating expense of $2,785,501 during the three months ended March 31, 2014, compared to non-operating expenses of $900 during the three months ended March 31, 2013. The increase was primarily related to the loss on the change in the fair value of derivative liabilities and additional interest expense.

We had a net loss of $4,827,098 for the three months ended March 31, 2014 and a net loss of $238,567 for the three months March 31, 2013, including losses from discontinued operations of $212,479 and $0, respectively, relating to the pre-Securities Exchange mining activities of California Gold and Subsidiary.

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

We recorded non-operating expense of $2,793,842 during the nine months ended March 31, 2014, compared to non-operating expenses of $1,908 during the nine months ended March 31, 2013. The increase was primarily related to the loss on the change in the fair value of derivative liabilities and additional interest expense.

We had a net loss of $5,068,201 for the nine months ended March 31, 2014 and a net loss of $580,469 for the nine months March 31, 2013 including losses from discontinued operations of $212,479 and $0, respectively, relating to the pre-Securities Exchange mining activities of California Gold and Subsidiary, CalGold.

We have generated no revenues, and our net operating loss from inception through March 31, 2014 was $6,493,045 , including a loss from discontinued operations of $212,479, relating to the pre-Securities Exchange mining activities of California Gold and Subsidiary.

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