Form 10-K
period 2014-06-30
MV Portfolios, Inc.
filed 2014-09-29
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: June 30, 2014

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to

Commission file number	000-54706

MV PORTFOLIOS, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	83-0483725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10752 Deerwood Park Blvd.
S. Waterview II, Suite 100
Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (904) 586-8673

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes[  ]   No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes[  ]   No[X]

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

Large Accelerated Filer     [   ]                   Accelerated Filer                       [   ]
Non-Accelerated Filer       [   ]                   Smaller reporting company      [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No  [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,977,626 based upon the closing sale price of our common stock of $0.10 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status in not necessarily a conclusive determination for other purposes.

There were 15,495,518 shares of the Registrant’s Common Stock outstanding as of September 29, 2014.

-i-

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K, including without limitation, statements containing the words “believes,” “estimates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MV Portfolios, Inc. (the “Company”), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements.

PART I

ITEM 1.                 BUSINESS

Company History

We were incorporated on April 19, 2004, and for much of our history were engaged in the acquisition and exploration of mineral properties.  We have shifted our focus during 2014 and are now an intellectual property company that owns patented and unpatented intellectual property.  On August 28, 2014, we changed our name to MV Portfolios, Inc.

The MVP Acquisition

During 2014 we acquired 8 issued and 11 pending patents.  The patents disclose systems and methods for providing video drive-by data to enable a street level view of a neighborhood surrounding a geographic location.  The systems include, generally, a video and data server farm incorporating at least one video storage server that stores video image files containing video drive-by data corresponding to a geographic location, a data base server that processes a data query received from a user over the internet and an image processing server.

On February 7, 2014, we entered into a securities exchange agreement (the “Securities Exchange Agreement”) with MVP Portfolio, LLC (“MVP”), MV Patents, LLC (“MV PAT”), and the other members of MVP (MV PAT and such other members, the “Members”). Pursuant to the terms of the Securities Exchange Agreement, the Members sold all of their membership interests in MVP to us in exchange for 9,385,000 shares (the “MVP Exchange Shares”) of our post-Reverse Split (defined below) common stock to be issued following completion of the Reverse Split. As a result of the MVP Acquisition, we have acquired the business of MVP, that is, patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon MVP’s patented technology.

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

2014 10% Convertible Notes Private Placement Offering

Also on February 7, 2014, we completed a first closing of a related private placement offering (the “2014 Notes Offering”) of $2,942,495 in principal amount of our 10% convertible promissory notes (the “2014 Notes”).  The 2014 Notes sold in the first closing automatically converted on August 28, 2014 into 5,581,547 shares, including shares issued as converted interest, of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a post-Reverse Split conversion price of $0.50 per share, upon the Company’s filing of a Certificate of Designation of Series C Convertible Preferred Stock (the “Certificate of Series C Designation”) with the Secretary of State of the State of Nevada following completion of the proposed Authorized Capital Increase (defined below) and the related filing of the Articles Amendments (defined below).

On March 3, 2014, we completed a second closing of the 2014 Notes Offering for gross proceeds of $1,017,500 (before deducting placement agent fees and expenses of the offering) of which $25,000 represented the settlement of outstanding legal fees.  The 2014 Notes sold in the March 3rd closing automatically converted on August 28, 2014 into 2,135,619 shares, including shares issued as converted interest, of the Company’s Series C Preferred Stock.

Prior to August 28, 2014, the Company twice extended the maturity dates of the 2014 Notes.  On May 30, 2014, the Company exercised its unilateral right as set forth in Section 1.04 of the 2014 Notes to extend the maturity dates of the 2014 Notes by 90 days.  The other terms and conditions of the Notes remained unchanged. On August 11, 2014, the balance of the February 2014 Notes was reduced to $2,642,500 and the Company, the holders of the February 2014 Notes and the holders of the March 2014 Notes amended the 2014 Notes to extend the maturity dates of the Notes to November 2, 2014.  Except for the amended maturity dates the terms and conditions of the 2014 Notes remained unchanged.

Each share of Series C Preferred Stock is entitled to a liquidation preference equal to $0.001 per share.  Otherwise, the Series C Preferred Stock is equivalent in all respects to the Company’s common stock, with each share of Series C Preferred stock entitled to one vote and the holders of the Series C Preferred Stock voting together with the holders of the Company’s common stock. The Series C Preferred Stock is convertible on a one-for-one basis into shares of our common stock at the option of the holders, subject to a 9.99% blocker.

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

The Company provided the net proceeds from the 2014 Notes Offering to MVP to finance MVP’s business relating to the enforcement of its intellectual property rights through litigation against, and/or licensing with, any companies that are believed to be infringing certain of the patents owned by MVP. MVP expects to use the net proceeds from the 2014 Notes Offering to pay legal fees and costs relating to these planned litigations and licensing arrangements.

The Series D Preferred Stock

Concurrently with the closing of the Securities Exchange, we sold to each of David Rector and William Meadow ten thousand (10,000) shares at a price of $0.10 per share (calculated on a post-Reverse Split basis) of our to be authorized and designated Series D Convertible Preferred Stock (the “Series D Preferred Stock”).  The Series D Preferred Stock is equivalent in all respects to the Common Stock, other than each share of Series D Preferred Stock is entitled to cast 1,000 votes per share and has a liquidation preference equal to $0.10 per share.  Each share of Series D Preferred Stock automatically converts into one (1) share of Common Stock on the earlier of: (i) the listing the Company’s securities on a national securities exchange and (ii) a change of control of the Company.  William Meadow delivered an irrevocable voting proxy to David Rector covering the shares of Series D Preferred Stock held by Meadow.

The Reverse Stock Split and Related Matters

On August 28, 2014 the Company filed a certificate of amendment to its Amended and Restated Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada in order to (i) effectuate a reverse stock split of its common stock with a reverse split ratio of one-for-one hundred (1:100) (the “Reverse Split”), (ii) increase its authorized capitalization from 300,000,000 shares of Common Stock and 22,000,000 shares of blank check preferred stock, to 300,000,000 shares of common stock and 50,000,000 shares of blank check preferred stock, par value $0.001 per share (the “Authorized Capital Increase”) and (iii) change its name to “MV Portfolios, Inc.” from “California Gold Corp.” (the “Name Change”).

The Name Change and the Reverse Split became effective for our principal market, the OTC Markets, Inc. QB Tier, upon approval by the Financial Industry Regulatory Authority (FINRA) at which time a new trading symbol, “MPVI” become effective.

Description of MVP’s Business

MVP is engaged in the business of patent acquisition, product development, patent licensing and when necessary assertion of rights under patents against parties believed to be selling goods or services that rely upon our patented technology.  The Company owns a patent portfolio we refer to as “ Video Drive-b y ” and online mapping, which has previously been used by MVP’s predecessors and licensees commercially.  We currently own (through MVP) a patent portfolio consisting of 8 issued and 11 pending patents.  The patents disclose systems and methods for providing video drive-by data to enable a street level view of a neighborhood surrounding a geographic location.  The systems include, generally, a video and data server farm incorporating at least one video storage server that stores video image files containing video drive-by data corresponding to a geographic location, a data base server that processes a data query received from a user over the internet and an image processing server.  Now that the Transactions have closed, MVP expects to enforce its intellectual property rights through litigation against, and/or licensing with, any companies that are believed to be infringing certain of the patents owned by MVP. MVP expects to use net proceeds from the Private Placement to pay legal fees and costs relating to these planned litigations.

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

We continue to actively seek to broaden our intellectual property portfolio.   Our philosophy is to seek and acquire intellectual property and technology.  We are reviewing portfolio opportunities with a view toward acquiring those which we believe have potential for monetization through licensing opportunities or enforcement which may be related or unrelated to the Video Drive-by and online mapping patents.  We are actively engaged in due diligence with respect to a number of patent and intellectual property portfolios and are in discussions as to the acquisition of several such portfolios. On August 15th MVP signed an option agreement with Harvard University related to a dielectric elastomer innovation that has the potential to create digital smart phone images where all objects are in focus. We will likely need to raise additional capital to complete any such acquisition.  There is no assurance that we will succeed in acquiring any such portfolios, as to the terms of any such acquisition or that we will successfully monetize any portfolio that we acquire.

Key Elements of Business Strategy

Our intellectual property acquisition, development and licensing business strategy will include the following key elements:

●	Identify Emerging Growth Areas where Patented Technologies will Play a Vital Role

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

●	Contact and Form Alliances with Owners of Core, Patented Technologies

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

●	Effectively and Efficiently Evaluate Patented Technologies for Acquisition, Licensing and Enforcement

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

●	Purchase or Acquire the Rights to Patented Technologies

After evaluation, we may elect to purchase the patented technology, or acquire the exclusive right to license the patented technology in all or in specific fields of use.  The original owner of the patent or patent rights will typically receive an upfront acquisition payment or shares of common stock in the Company or a subsidiary, or retain the right to a portion of the gross revenues generated from a patent portfolio’s licensing and enforcement program, or a combination of the two.

●	Successfully License and Enforce Patents with Significant Royalty Potential

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

●	Business Update

On March 17, 2014, Visual Real Estate, Inc., our wholly-owned subsidiary and successor to MVP as a result of a corporate reorganization, filed a patent infringement lawsuit against Google Inc. in the United States District Court for the Middle District of Florida. The lawsuit claims infringement of three of Visual Real Estate’s patents: U.S. Patent number 7,389,181, entitled “Apparatus and Method for Producing Video Drive-By Data Corresponding to a Geographic Location”; U.S. Patent number 7,929,800, entitled “Methods and Apparatus for Generating a Continuum of Image Data”; and U.S. Patent number 8,078,396, entitled “Methods for and Apparatus for Generating a Continuum of Three Dimensional Image Data.” Among other things, the complaint identifies Google Street View and Google Earth as infringing Visual Real Estate’s patents. The case number is 3:14-cv-00274-TJC-PDB. On August 20, 2014 Google, Inc. filed four petitions for InterParties Review against the three asserted patents. VRE, Inc. plans to respond to the petition before the end of the year.

Competition

We expect to encounter significant competition in our new line of business from others seeking to commercialize, acquire, license and develop their intellectual property assets.   Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do.   Entities such as Document Security Systems, Inc. (NYSE:DSS), Vringo, Inc. (NYSE:VRNG), VirnetX Holding Corp. (NYSE:VHC), Acacia Research Corporation (NASDAQ:ACTG), Allied Security Trust, Altitude Capital Partners, Augme Technologies Inc. (OTC:AUGT) Intellectual Ventures, Ocean Tomo, RPX Corporation (NASDAQ:RPXC), Rembrandt IP Management and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets.   We expect others to enter the market.   In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to realize the value of our assets which may be the result of the inability or unwillingness of third parties to also grant licenses to parties without the cooperation of the owners of other infringed rights.

Research and Development Expenditures

We have incurred no research and development expenditures over the last fiscal year and do not anticipate significant future research and development expenditures.

Employees

We currently have five employees, including our Chief Executive Officer, William D. Meadow, our Chief Financial Officer, Shea Ralph, and an Executive Administrator and one consultant.  Our Chief Operating Officer, David Rector, provides his services to us on an independent contractor basis.

Offices

Effective August 31, 2013, we terminated our services agreement with Incorporated Communications Services (“ICS”), to reduce our corporate overhead relating to certain administrative costs.  Under this agreement, ICS had provided, among other things, our corporate headquarter offices at 4515 Ocean View Blvd, La Canada, CA.  From that date until the closing of the MVP Acquisition, we utilized the offices of our former legal counsel, Gottbetter & Partners, LLP, 488 Madison Avenue, 12th  Floor, New York, NY 10022, as our corporate headquarters address.  Effective as of the date of the Securities Exchange, our principal offices are located at 10752 Deerwood Park Blvd., S. Waterview II, Suite 100, Jacksonville, FL 32256, phone (904)-586-8673.  Our website address is www.mvportfolios.com.

Subsidiaries

We currently have two subsidiaries, CalGold de Mexico, S. de R.L. de C.V., and Visual Real Estate, Inc.

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

Patent Number	Application Number	Title	Issue Date	Filing Date

7,389,181	11/216,465	APPARATUS AND METHOD FOR PRODUCING VIDEO DRIVE-BY DATA CORRESPONDING TO A GEOGRAPHIC LOCATION	06/17/2008	08/31/2005
7,929,800	11/702,708	METHODS ANDAPPARATUS FOR GENERATING A CONTINUUM OF IMAGE DATA	04/19/2011	02/06/2007
8,078,396	12/035,423	METHODS FOR AND APPARATUS FOR GENERATING A CONTINUUM OF THREE DIMENSIONAL IMAGE DATA	12/13/2011	02/21/2008
8,090,633	12/344,021	METHOD AND APPARATUS FOR IMAGE DATA BASED VALUATION	01/03/2012	12/24/2008
8,207,964	12/036,197	METHODS AND APPARATUS FOR GENERATING THREE-DIMENSIONAL IMAGE DATA MODELS
8,213,743	13/025,819	METHODS AND APPARATUS FOR GENERATING A CONTINUUM OF IMAGE DATA	07/03/2012	02/11/2011
8,558,848	13/791,961	WIRELESS INTERNET-ACCESSIBLE DRIVE-BY STREET VIEW SYSTEM AND METHOD	10/15/2013	03/09/2013
8,554,015	13/481,852	METHODS AND APPARATUS FOR GENERATING A CONTINUUM OF IMAGE DATA	10/08/2013	05/27/2012

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

The Company may seek to internally develop additional new inventions and intellectual property, which would take time and be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of the Company’s investments in such activities.

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

In certain acquisitions of patent assets, the Company may seek to defer payment or finance a portion of the acquisition price. This approach may put the Company at a competitive disadvantage and could result in harm to the Company’s business.

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

Any failure to maintain or protect the Company’s patent assets or other intellectual property rights could significantly impair its return on investment from such assets and harm the Company’s brand, its business and its operating results.

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

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong the Company’s litigation and adversely affect its financial condition and operating results.

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

There currently is a limited public market for our common stock.  Further, although our common stock is currently quoted on the OTC Markets Inc., QB Tier, trading of our common stock may be extremely sporadic.  For example, several days may pass before any shares may be traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time.  There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

●	the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders and the purchasers of our common stock offered hereby.  We are currently authorized to issue an aggregate of 350,000,000 shares of capital stock, par value $0.001 per share, consisting of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock, with the preferences and rights determined by our Board of Directors.  As of September 29, 2014, there were 15,495,518 shares of our common stock and 11,409,405  shares of our preferred stock outstanding, consisting of 80,000 shares of Series A Preferred Stock, 3,592,238 shares of Series B Preferred Stock, 7,717,167 shares of Series C Preferred Stock and 20,000 shares of Series D Preferred Stock.  As of September 29, we have issued and outstanding options to purchase 4,690,339 shares and warrants exercisable into 1,971,531 shares.

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

As of September 29, 2014, we have a total of 50 million shares of preferred stock authorized for issuance, with 38,590,595 of such shares available for future issuances.  Without any further shareholder vote or action, our Board of Directors may designate and approve for issuance additional shares of our preferred stock out of that number.  The terms of any such preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock.  The designation and issuance of additional preferred stock favorable to current management or shareholders could make any possible takeover of the Company or the removal of our management more difficult.

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

ITEM 3.     LEGAL PROCEEDINGS

Except as described above with respect to our patent litigation, no legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets, Inc. QB Tier.  Our stock symbol was “CLGL” from August 2009 through September 2014.  Effective October 2014, our stock symbol will be “MPVI”.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTC Markets, Inc. QB Tier. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  Historically, our common stock has been thinly traded and, thus, current pricing of our common stock on the OTC Markets, Inc. QB Tier may not necessarily represent its fair market value. The bid price for periods prior to the Securities Exchange on February 7, 2014 is reflected as N/A as the reconstituted company was not in existence. As such, there is no preceding period for comparison.

Period	High		Low

Fiscal Year Ending June 30, 2013
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A

Fiscal Year Ending June 30, 2014
First Quarter	$	N/A		N/A
Second Quarter		N/A		N/A
Third Quarter*		$8.00		$1.00
Fourth Quarter*		$3.00		$2.00

* The high and low bid prices are adjusted to reflect the Reverse Split.

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

Holders

As of September 29, 2014, we had approximately 56 holders of our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-		-
Equity compensation plans not approved by security holders	6,150,564	$0.50	6,150,564

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

On February 7, 2014, the Company’s Board of Directors voted to terminate the 2007 Stock Option Plan and adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which provides for the issuance of incentive awards of up to 6,150,564 post 1 for 100 Reverse Split shares of the Company’s Common Stock to officers, key employees, consultants and directors. The options’ exercise price will be no less than the closing price of the Company’s shares on the day of issuance. When incentive stock options are granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company, the per share exercise price will be no less than 110% of the closing price of the Company’s shares on the day of issuance.  A majority of the shareholders of the Company approved the 2014 Plan on August 26, 2014.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, highlight the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described and should be read in conjunction with the financial information included elsewhere in this Annual Report, including our audited financial statements for the years ended June 30, 2014 and 2013 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “MV Portfolios,” “us,” “we,” “our,” and similar terms refer to MV Portfolios, Inc. (formerly California Gold. Corp.), a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Historical information presented relates to MV Patents operations prior to the closing of the MVP Acquisition.  Where relevant and applicable we have presented information relating to our financial condition following the closing of the MVP Acquisition.

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

Background and Recent Developments

MV Portfolios, Inc. (formerly California Gold Corp.) (“MV Portfolios” or the “Company”) is a Nevada corporation. MV Portfolios was an exploration stage mining company with a focus on the identification, acquisition and development of rare and precious metals mining properties in the Americas. On February 7, 2014, the Company entered into a securities exchange agreement (the “Securities Exchange”) with MVP Portfolio, LLC, a Florida limited liability company (“MVP Portfolio”), MV Patents, LLC (“MV Patents”) a Florida limited liability company and majority member of MVP Portfolio, and other members of MVP Portfolio (all such members collectively, the “Members”). Pursuant to the Securities Exchange, the Members sold all of their membership interests in MVP Portfolio to the Company in exchange for an aggregate of 9,385,000 shares of common stock, $0.001 par value per share, after taking into account an anticipated 1 for 100 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock. Following the Securities Exchange, the Company assumed the additional line of business of MVP Portfolio.

The Securities Exchange was consummated in anticipation of a 1 for 100 Reverse Split. As of the date of the filing of this Form 10K, the Reverse Split has been effected. All share and per share amounts herein have been retroactively restated to reflect the 1 for 100 Reverse Split.

MV Patents, formed on July 11, 2011 has limited operations. MVP Portfolio was formed on July 26, 2013 as a wholly owned subsidiary of MV Patents. On August 30, 2013, MV Patents transferred a portion of its patents without recourse to MVP Portfolio. Pursuant to the Securities Exchange on February 7, 2014, MVP Portfolio ceased to be a subsidiary of MV Patents and became a wholly owned subsidiary of MV Portfolios, Inc. MV Patents is deemed to be the predecessor entity to MVP Portfolio.

On March 6, 2014, MVP Portfolio changed its form of organization to a Florida corporation from a Florida limited liability company, and changed its name to Visual Real Estate, Inc. (“VRE”). VRE has historically maintained a June 30 fiscal year, through MV Patents, the predecessor business to MVP Portfolio.

The Securities Exchange was accounted for as a reverse recapitalization, such that MVP Portfolio (VRE) as of February 6, 2014, the legal acquiree, is considered the acquirer for accounting purposes and VRE is treated as the surviving and continuing entity. Pursuant to the Securities Exchange, the pre-Securities Exchange exploration stage mining business will be discontinued, and the business of VRE will be continued. In addition, VRE’s management has assumed operational, management and governance control of the Company. The accounting for a reverse recapitalization is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. The fair value of the consideration effectively transferred in a reverse recapitalization is equal to the net tangible assets (liabilities) assumed.

Results of Operations

The financial position, operating results and cash flows presented herein for the periods prior to February 7, 2014, represent those of MV Patents, the predecessor entity. The financial position, operating results and cash flows presented herein for the periods subsequent to February 6, 2014, represent those of the Company and VRE (formerly MVP Portfolio), collectively the successor entity.

The results of operations and cash flows for the year ended June 30, 2014 includes the combined results of operations and changes in cash flows of MV Patents from July 1, 2013 through February 6, 2014 and the consolidated results of operations of MV Portfolios and Subsidiaries (including (i) the Company’s wholly owned subsidiary, CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico, and included in discontinued operations as of and for the periods ending June 30, 2014 and (ii) VRE) for the period February 7, 2014 through June 30, 2014.
Fiscal Years Ended June 30, 2014 and 2013

General and administrative expenses increased from $882,120 in the fiscal year ended June 30, 2013 to $1,484,776 in the fiscal year ended June 30, 2014, or 68%, primarily due to professional fees related to accounting and legal services, and increased salary expenses.

Our acquisition-related costs increased from $0 in the fiscal year ended June 30, 2013 to $1,075,040 in the fiscal year ended June 30, 2014.  Acquisition-related costs increased due to the recent Securities Exchange.

Non-operating expenses increased from $4,757 in the fiscal year ended June 30, 2013 to $2,147,704 in the year ended June 30, 2014. The significant change over the prior year was primarily due to the loss on the change in the fair value of derivative liabilities and additional interest expense.

We had net loss of $886,877 in the year ended June 30, 2013, and a net loss of $4,923,223 in the year ended June 30, 2014, including losses from discontinued operations of $0 in the year ended June 30, 2013 and $215,703 in the year ended June 30, 2014, relating to the pre-Securities Exchange mining activities of MV Portfolios, Inc. and Subsidiary.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30, 2013 was $2,523 and was $1,468,401 as of June 30, 2014. Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been from the sale of debt and proceeds.

2014 10% Senior Secured Convertible Notes (the “2014 Notes”)

On February 7, 2014, concurrently with the closing of the Securities Exchange, we completed a first closing of the 2014 Notes Offering of $2,942,495 in principal amount of our 2014 Notes.  On March 3, 2014, we completed a second closing of the 2014 Notes Offering for additional gross proceeds of $992,500.  We will use these funds to finance the operations of our new MVP Portfolio related business. An additional $25,000 of the Notes was issued for the settlement of legal fees during the period from February 7, 2014 through March 31, 2014. The Notes bear interest at 10% and mature within one year from the date of issuance. The due date of the February 7, 2014 (the “February Notes”) due May 8, 2014 and March 3, 2014 (the “March Notes”) due June 1, 2014 were extended on May 30, 2014 to November 2, 2014 by exercise of the Company’s right as set forth in Section 1.04 of the Notes to extend the respective maturity dates of the Notes by 90 days in order to provide for shareholder approval of certain proposals that are required prior to conversion of the Notes. The other terms and conditions of the Notes remain unchanged, The Company anticipates that once all requisite shareholder and other approvals are obtained that the Notes will convert in accordance with their terms however if the Notes become due on their due dates, as extended, the Company will not have the capital required to repay the Notes without raising additional capital and may be deemed in default of such Notes.

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

Fair Value Measurements

The Company measures fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Deferred Offering and Financing Costs

The Company incurred direct incremental costs associated with procuring financing. These costs are deferred and recorded as an asset, and will be amortized over the life of the debt.

Intangible Assets

The Company has several patent portfolios. As of June 30, 2014 and 2013, no value has been assigned to the patents. The main patents in the portfolio were transferred to MV Patents, the predecessor business to VRE, by a member on July 25, 2011, for the consideration of $1 without recourse. The patents were transferred to VRE on August 30, 2013 without recourse. As such, the patents are recorded at historical cost, which was deemed to be zero at the time of transfer.

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrants and convertible derivative financial instruments, the Company used a probability-weighted scenario analysis model to estimate the fair values. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

The Company also adopted FASB ASC Subtopic 505-50, Equity-Based Payments to Non-Employees, to account for equity instruments issued to parties other than employees for acquiring goods or services.  Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of MV Portfolios, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, consisting of William D. Meadow, our Chief Executive Officer and Shea Ralph, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control—Integrated Framework.  Based on this evaluation, officers concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting:

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

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. For the fiscal year ended June 30, 2014, we had only one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

3.	We have not implemented a formal process of internal control that provides for multiple levels of supervision and review.

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

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2014, James Davidson resigned as our President, Chief Executive Officer and Chief Financial Officer, and as a member of our Board of Directors, and Michael Baybak resigned as our Interim Treasurer and Secretary, and as a member of our Board of Directors. Subsequently, the Company entered into employment contractors with both William D. Meadow and Shea Ralph as Chief Executive Officer and Chief Financial Officer, respectively. The Company entered into a consulting agreement with David Rector for the position of Chief Operational Officer. The changes in the management team provided greater segregation of duties and strengthened the internal control process over financial reporting. Further, the Company also hired a third party to perform accounting and consulting services including, but not limited to, compilation of the financial statements and notes. The addition of these services further augmented the internal control process over financial reporting by increasing segregation of duties over financial reporting.

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

Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. Mr. Rector has served on the board of directors of Great West Resources, Inc. since September 2014. From November 2012 through January 28, 2014, Mr. Rector has served as the CEO, President and a director of Vaporin, Inc. (formerly known as Valor Gold Corp.).  From February 2012 through December 31, 2012, Mr. Rector served as the VP Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2009 through August 2011, Mr. Rector had served as President and CEO of Li3 Energy, Inc. From July 2009 through May 2011, Mr. Rector had served as President and CEO of Nevada Gold Holdings, Inc. From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp. From October 2007 through February 13, 2013, Mr. Rector served as President and CEO of Standard Drilling, Inc. From 2007 through 2009, Mr. Rector served as a director of RxElite, Inc., which filed for bankruptcy in May 2010.  From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs. From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation.  Mr. Rector was chosen as a director based on his knowledge of public company management, corporate governance and the mining industry in general.

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

Compliance with Section 16(a) of the Exchange Act

We registered our common stock pursuant to Section 12 of the Exchange Act by filing a Form 8-A with the SEC on May 10, 2012. Accordingly, our officers, directors and principal shareholders are subject, as of May 10, 2012, to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.  Mr. Baybak, our Interim Treasurer during part of our fiscal year ended June 30, 2014 failed to file a report required by Section 16 and Mr. Rector, our Chief Operating Officer and a Director as of January 15, 2014, failed to timely file one form under Section 16.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended June 30, 2014, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2014; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2014; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2014, that received annual compensation during the fiscal year ended June 30, 2014 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William D. Meadow, Chief Executive Officer (1)	2014	275,247	-	-		-	-	-	275,247
	2013	193,221	-	-		-	-	-	193,221

David Rector, Chief Operating Officer (2)	2014	-	-	-		-	-	104,000	104,000
	2013	-	-	-		-	-	-

Shea Ralph, Chief Financial Officer	2014	67,500	-	-		-	-	-	67,500
	2013	-	-	-		-	-	-	-

(1) For the period February 7, 2014 to June 30, 2014, William Meadow received $93,750 in salary in compliance with his employment agreement with the Company. For the year ended June 30, 2013, and period July 1, 2013 to February 6, 2014, Mr. Meadows received $193,221 and $181,497, respectively, in compensation from MV Patents as founder and Chief Executive Officer. See Note 5 to the consolidated financial statements.

(2) David Rector’s tenure as Chief Operating Office is governed by consulting agreement dated February 7, 2014.  For the period February 7, 2014 to June 30, 2014 Mr. Rector received $45,000 in fees and an additional $59,000 paid at closing. See Note 5 to the consolidated financial statements.

On February 7, 2014, we entered into an employment agreement with William Meadow (the “Meadow Employment Agreement”), whereby Mr. Meadow agreed to serve as our Chief Executive Officer for a period of three (3) years, subject to renewal, in consideration for an annual salary of $250,000. Additionally, under the terms of the Meadow Employment Agreement, Mr. Meadow shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.  In the event Mr. Meadow’s employment is terminated without Cause or by Mr. Meadow without Good Reason following a Change in Control (as such terms are defined in the Meadow Employment Agreement), Mr. Meadow shall be entitled to a lump sum payment equal to Mr. Meadow’s salary for the prior 15 months in consideration for which Mr. Meadow shall devote 400 hours of time per year for three years to support the enforcement of the Video Drive-By and on-line mapping intellectual property assets (as described further below).  Additionally, pursuant to the terms of the Meadow Employment Agreement, the Company has agreed to reimburse Mr. Meadow’s costs relating to maintaining his term life insurance policy up to a maximum of $250 per month.

In connection with his employment with the Company, the Company agreed to grant upon the effectiveness of the reverse split Mr. Meadow a five -year non-qualified stock option under the 2014 Plan to purchase, on a post-Reverse Split basis, up to 2,460,226 shares of the Company’s common stock at an exercise price of $0.50 per share (the “Meadow Options”), which option shall vest in twelve (12) equal quarterly installments, beginning on the three (3) month anniversary of the date of issuance and every three (3) months thereafter, provided Mr. Meadow remains continuously engaged as a director or officer of the Company through the applicable vesting date.   In the event that Mr. Meadow is removed as a director, officer or employee by the Company at any time other than for “Cause” or resigns as a director, officer or employee for “Good Reason” the Meadow Options shall immediately vest in full. The foregoing is a summary description of Mr. Meadow’s Employment Agreement and does not purport to be complete and is qualified in its entirety by reference to the Meadow Employment Agreement.

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

In connection with his employment with the Company, the Company agreed to grant upon the effectiveness of the reverse split Mr. Ralph a five-year non-qualified stock option under the 2014 Plan to purchase, on a post-Reverse Split basis, up to 1,230,113 shares of the Company’s common stock at an exercise price of $0.50 per share (the Ralph Options), which option shall vest in twelve (12) equal quarterly installments, beginning on the three (3) month anniversary of the date of issuance and every three (3) months thereafter, provided Mr. Ralph remains continuously engaged as a director or officer of the Company through the applicable vesting date. In the event that Mr. Ralph is removed as a director, officer or employee by the Company at any time other than for Cause or resigns as a director, officer or employee for Good Reason the Ralph Options shall immediately vest in full. The foregoing is a summary description of Mr. Ralphs Employment Agreement and does not purport to be complete and is qualified in its entirety by reference to the Ralph Employment Agreement.

Additionally, promptly following the closing of the Securities Exchange, the Company issued to each of Meadow and Ralph five-year options to purchase an additional five percent (5%) of the outstanding Company common stock on a fully-diluted, post-Reverse Split basis as of the Closing, exercisable at $0.50 per share.  These options shall vest and not be subject to forfeiture only upon the Company’s achieving revenues of $20 million.

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

In connection with his engagement with the Company, the Company agreed to grant upon the effectiveness of the reverse split Mr. Rector a five-year non-qualified stock option under the 2014 Plan to purchase, on a post-Reverse Split basis, up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the Rector Options), which option shall vest in twelve (12) equal monthly installments, beginning on the one (1) month anniversary of the date of issuance, provided Mr. Rector remains continuously engaged as a director or officer of the Company through the applicable vesting date. In the event that Mr. Rector is removed as a director, officer or employee by the Company at any time other than for cause or resigns as a director, officer or employee for good reason the options shall immediately vest in full. The foregoing is a summary description of the Rector Consulting Agreement and does not purport to be complete and is qualified in its entirety by reference to the Rector Consulting Agreement.

Outstanding Equity Awards at Fiscal Year-End

The Company has 6,150,564 options available for grant under the 2014 Plan. As of June 30, 2014 there were no stock options issued and outstanding.   Options to purchase 4,690,339 Reverse Split common shares are to be issued to the officers pending effectiveness of the Reverse Split, which occurred on August 28, 2014.Options granted to William Meadow and Shea Ralph to purchase 2,460,226 and 1,230,113 Reverse Split common shares, respectively, vest in 12 equal quarterly installments beginning on May 7, 2014, provided that Mr. Meadow and Mr. Ralph remain continuously engaged as a director or officer through the applicable vesting date.  Options to purchase 1,000,000 Reverse Split common shares granted to David Rector vest in 12 equal quarterly installments beginning on March 7, 2014, provided that Mr. Rector remains continuously engaged as a director or officer of the Company through the applicable vesting date

Compensation of Directors

Our directors do not receive any cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments.  As of the date hereof, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as Directors.

Deferred Compensation Plan

Effective January 1, 2014, the Company adopted a qualified 401(k) deferred compensation plan, with deferrals beginning in June 2014. All employees who are eighteen years or older and have worked for at least three consecutive months are eligible to participate in the plan. The plan provides for mandatory safe-harbor matching contributions and discretionary non-elective contributions as determined by management. The Company did not elect to make any contributions for the period ended June 30, 2014.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee.  During the fiscal year ended June 30, 2014, each of the Company’s directors, William Meadow, Shea Ralph, David Rector, James Davidson and Michael Baybak participated in deliberations of the registrant's board of directors concerning executive officer compensation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of September 29, 2014 on a post-Reverse Split basis:

●	each person or entity known by us to be the beneficial owner of more than 5% of our common stock
●	each of our directors;
●	each of our executive officers; and
●	all of our directors and executive officers as a group.
Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse. Information given with respect to beneficial owners who are not officers or directors of ours is to the best of our knowledge.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o MV Portfolios, Inc., 10752 Deerwood Park Blvd., S. Waterview II, Suite 100, Jacksonville, FL 32256.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership a	Percent of Class b
Executive Officers and Directors
William D. Meadow	Common Stock	8,561,311(1)	52.94%
Shea Ralph	Common Stock	333,156 (2)	2.10%
David Rector	Common Stock	1,122,500(3)	6.88%
All Executive Officers and Directors as a group (3 persons)	Common Stock	10,016,967	61.92%

Michael and Betty Brauser TBE 3164 NE 31st Avenue Lighthouse Point, FL 33064	Common Stock	1,853,752 (4)	9.99%

Frost Gamma Investments Trust 4400 Biscayne Blvd., #850 Miami, FL 33137	Common Stock	2,367,369 (5)	9.99%

HS Contrarian Investments LLC 347 N. New River Dr. East, # 804 Fort Lauderdale, FL 33301	Common Stock	1,733,702 (6)	9.99%

Melechdavid, Inc. 1005 Pointe Drive, Suite 1405 Miami Beach, FL 33139	Common Stock	1,738,702 (7)	9.99%

Alpha Capital Anstalt Pradafant 7 LI-9490 Vaduz Liechtenstein	Common Stock	1,392,333 (8)	8.31%

Michael Baybak	Common Stock	807,300 (9)	5.07%
__________________________________________

a.
A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of options or warrants. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable, or exercisable within 60 days of September  29,  2014, have been included in the table with respect to the beneficial ownership of the person owning the options or warrants

b.
As of September 29, 2014, there were 15,495,518 shares currently issued and outstanding. Each person beneficially owns a percentage of our outstanding common shares equal to a fraction, the numerator of which is the number of common shares held by such person plus the number of common shares that such person can acquire within 60 days of September 29, 2014 upon the exercise or conversion of options, warrants or convertible securities, and the denominator of which is 15,495,518 (the number of shares currently outstanding) plus the number of shares such person can so acquire during such 60-day period.

(1)
Includes (i) 663,311 shares of our common stock issuable upon the exercise of options under our 2014 Plan, which vest in 12 equal quarterly installments beginning on May 7, 2014, provided that Mr. Meadow remains continuously engaged as a director or officer through the applicable vesting date and (ii) 7,885,000 shares held by MV Patents.  Excludes 820,075 options to purchase common stock which vest upon our achieving revenues of at least $20,000,000 and 10,000 shares of Series D Preferred Stock. Mr. Meadow delivered an irrevocable voting proxy to Mr. Rector covering the 10,000 shares of Series D Preferred Stock on February 7, 2014.  Mr. Meadow is the managing member and beneficial owner of MV Patents, and, in such capacity, may be deemed to have voting and dispositive power over securities of the Company held by MV Patents.

(2)
Includes 333,156 shares of our common stock issuable upon the exercise of options under our 2014 Plan, which vest in 12 equal quarterly installments beginning on May 7, 2014, provided that Mr. Ralph remains continuously engaged as a director or officer through the applicable vesting date.  Excludes 410,038 options to purchase common stock which vest upon our achieving revenues of at least $20,000,000.

(3)
Includes (i) 300,000 shares of common stock issued in exchange for certain unpatented mining claims, (ii) 812,500 shares of our common stock issuable upon the exercise of options under our 2014 Plan, which vest in 12 equal quarterly installments beginning on March 7, 2014, provided that Mr. Rector remains continuously engaged as a director or officer of the Issuer through the applicable vesting date, (iii) 10,000 Shares of our Series D Preferred Stock that are convertible to common stock within 60 days and (iv) 10,000 shares of our Series D Preferred Stock held by Mr. Meadow, who delivered an irrevocable voting proxy to Mr. Rector.   Each share of Series D Preferred Stock is entitled to 1,000 votes per share.

(4)
Includes 810,625 shares of our Series B Preferred Stock that are convertible to common stock within 60 days, and 72,550 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.  Michael Brauser may be deemed to have shared dispositive and voting power over securities of our Company held by Michael and Betsy Brauser TBE.  Also includes 930,577 common stock shares and 810,625 shares of our Series B Preferred Stock held by Michael Brauser.

(5)
Includes 810,625 shares of our Series B Preferred Stock that are convertible to common stock within 60 days, and 633,667 of our Series C Stock that are convertible to common stock within 60 days.  Dr. Philip Frost may be deemed to hold voting and dispositive power over securities of the Company held by Frost Gamma Investments Trust.

(6)
Includes 810,625 shares of our Series B Preferred Stock that are convertible to common stock within 60 days.  John Stetson may be deemed to hold voting and dispositive power over securities of the Company held by HS Contrarian Investments LLC.

(7)
Includes 810,625 shares of our Series B Preferred Stock that are convertible to common stock within 60 days.  Michael Groussman may be deemed to hold voting and dispositive power over securities of the Company held by Melechdavid, Inc.

(8)
Includes 1,267,333 shares of our Series C Preferred Stock that are convertible to common stock within 60 days.  Konrad Ackermann may be deemed to hold voting and dispositive power over securities of the Company held by Alpha Capital Anstalt.

(9)
Includes 270,208 shares of our Series B Preferred Stock are convertible to common stock within 60 days and 145,100 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part II, Item 5 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Securities Exchange Agreement relating to the MVP Acquisition

At the closing of the MVP Acquisition and pursuant to the terms of the Securities Exchange Agreement, all of the membership interests of MVP issued and outstanding immediately prior to the closing were exchanged for the right to receive 9,385,000 post-Reverse Split shares of Common Stock, to be delivered to the Members following completion of the Reverse Split. William D. Meadow is the recipient and beneficial owner of 7,885,000 shares of our post-Reverse Split common stock issued to MV PAT, the sole member of MVP, following effectiveness of the Reverse Split.

Additionally, at the closing of the MVP Acquisition, we paid MV PAT $625,000 in cash consideration under the terms of the Securities Exchange Agreement.  Mr. Meadow is the majority member of MV PAT.

 Concurrently with the closing of the MVP Acquisition, we sold to each of David Rector and William Meadow ten thousand (10,000) shares, for an aggregate of twenty thousand (20,000) shares, of our to-be-authorized and designated Series D Preferred Stock at a post-Reverse Split price of $0.10 per share.  The Series D Preferred Stock is equivalent in all respects to our common stock, except that each share of Series D Preferred Stock is entitled to cast 1,000 votes per share and will have a liquidation preference equal to $0.10 per share.

Other Transactions

On August 20, 2014, we issued David Rector 300,000 shares of common stock as compensation for assignment to us of certain unpatented mining claims.

William Meadow assigned certain patents to MV Patents for no consideration on July 25, 2011. On August 30, 2013, MV Patents transferred a portion of its patents without recourse to MV Portfolio.

Other than as disclosed immediately above, there have been no transactions since the beginning of our last two fiscal years, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2014 and 2013, are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2014	Fiscal year ended June 30, 2013
Audit fees (1)	$39,425	$6,374
Audit-related fees (2)	127,500	25,270
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$166,925	$31,617

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Our audit and reviews for the period February 7, 2014 to June 30, 2014 were performed by MaloneBailey, LLP. Our audit for the year ended June 30, 2013 was performed by Warren Averett, LLC.

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

Audit Committee’s Pre-Approval Practice

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of MV Portfolios, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger and Reorganization dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp. (1)
2.2	10.1	Securities Exchange Agreement dated February 7, 2014 by and among the Registrant, MVP Portfolio, LLC, MV Patents, LLC and others (2)
3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (3)
3.2	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 9, 2009 (4)
3.3	10.3	Certificate of Designation of Series A Convertible Preferred Stock as filed with the Nevada Secretary of State on December 23, 2010 (5)
3.4	10.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 30, 2010 (6)
3.5	3.2	Certificate of Designation of Series B Convertible Preferred Stock (20)
3.6	3.3	Certificate of Designation of Series C Convertible Preferred Stock (20)
3.7	3.4	Certificate of Designation of Series D Convertible Preferred Stock (20)
3.8	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 28, 2014 (20)
3.8	3.2	By-Laws of Registrant (7)

Exhibit No.	SEC Report Reference Number	Description

4.1	4.7	Form of Investor Warrant Dated December, 2010 for purchase of Registrant’s common stock, with Schedule of Investors (9)
4.2	10.2	Form of November 2013 10% Convertible Promissory Note (10)
4.3	10.3	Form of November 2013 Warrant to Purchase Common Stock (10)
4.4	4.1	Form of February 2014 10% Convertible Promissory Note (2)
4.5	4.2	Form of February 2014 Broker Warrant to Purchase Common Stock (2)
10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007, as amended December 21, 2010 (11)
10.2	10.2	Reversal Loan and Control Share Pledge and Security Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (4)
10.3	10.12	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s common stock, with Schedule of Purchasers (9)
10.4	10.13	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s Series A preferred Stock, with Schedule of Purchasers (9)
10.5	10.5	Subscription Agreement Addendum of the Registrant dated December 22, 2010 (4)
10.6	10.18	Administrative Services Agreement dated January 1, 2011 between the Registrant and Incorporated Communications Services (11)
10.7	10.19	Consulting Agreement dated January 17, 2011 between the Registrant and George Duggan (11)
10.8	10.22	Property Option Agreement dated February 11, 2011 among the Registrant, Mexivada Mining Corp. and the other parties named therein (11)
10.9	10.22	Binding Offer Letter Agreement between the Registrant and Mexivada Mining Corp. dated October 5, 2010, as amended November 21, 2010 (Schedule B to Exhibit 10.22) (11)
10.10	10.23	Surface Rights Agreement dated May 2011 (English translation) (12)
10.11	10.28	Form of March 2012 Unit Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers, with Schedule of Purchasers (9)
10.12	10.16	Settlement and Release Agreement between the Registrant and Michael Baybak dated October 9, 2013 (16)
10.13	10.17	Settlement and Release Agreement between the Registrant and James Davidson dated October 9, 2013 (16)
10.14	10.18	Settlement and Release Agreement between the Registrant and George Duggan dated October 9, 2013 (16)
10.15	10.19	Form of the Registrant’s Option Surrender Agreement dated November _, 2013 and related Schedule of Parties (16)
10.16	10.20	Settlement and Release Agreement between the Registrant and Incorporated Communications Service dated December 18, 2013 (16)
10.17	10.21	Settlement and Release Agreement between the Registrant and Gottbetter & Partners, LLP dated December 16, 2013 (16)

Exhibit No.	SEC Report Reference Number	Description
10.18	10.1	Form of November 2013 10% Convertible Promissory Note Securities Purchase Agreement (10)
10.19	10.23	Form of Amendment to November 2013 10% Convertible Promissory Note Securities Purchase Agreement and Warrant Exchange Agreement (16)
10.20	10.2	Form of February 2014 10% Convertible Promissory Note Securities Purchase Agreement (2)
10.21	10.3	Employment Agreement dated February 7,2014 between the Registrant and William Meadow (2)
10.22	10.4	Employment Agreement dated February 7,2014 between the Registrant and Shea Ralph (2)
10.23	10.5	Consulting Agreement dated February 7,2014 between the Registrant and David Rector (2)
10.24	10.6	Form of February 2014 Lockup Agreement (2)
10.25	10.7	Form of February 2014 Series D Preferred Stock Subscription Agreement (2)
10.26	10.30	Registrant’s 2014 Equity Incentive Plan adopted February 7, 2014 (16)
10.27	10.31	William Meadow NonQualified Stock Option Agreement (16)
10.28	10.32	Shea Ralph NonQualified Stock Option Agreement (16)
10.29	10.33	David Rector NonQualified Stock Option Agreement (16)
10.30	10.1	Form of Note Amendment to February and March 2014 10% Convertible Promissory Note (19)
14.1	14.1	Code of Ethics (1)
16.1	16.1	Letter from Davis Accounting Group, P.C., dated July 8, 2010 to the SEC regarding statements included in Form 8-K (14)
16.2	16.1	Letter from MaloneBailey LLP dated May 9, 2014 to the SEC regarding statements included in Form 8-K (17)
16.3	16.1	Letter from WarrenAverett dated May 22, 2014 to the SEC regarding statements included in Form 8-K (18)
21	21	List of Subsidiaries (16)
31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	3.1	Articles of Incorporation of Visual Real Estate, Inc. (formerly MVP Portfolio, LLC) (15)
99.2	99.1	Audited Financial Statements of MV Patents, LLC as of June 30, 2013 and 2012 (15)
99.3	99.2	Unaudited Consolidated Six-Month Financial Statements as of December 31, 2013 of PV Patents, LLC and MVP Portfolio, LLC (15)
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

(1)	Filed with the SEC on July 13, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on February 10, 2014, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on August 9, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on March 11, 2009, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on December 30, 2010, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(6)	Filed with the SEC on January 18, 2011, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K/A-1, which exhibit is incorporated herein by reference.

(7)	Filed with the SEC on May 30, 2006, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form SB-2, which exhibit is incorporated herein by reference.

(8)	Filed with the SEC August 9, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)
Filed with the SEC on March 8, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1, Amendment No. 5, which exhibit is incorporated herein by reference.

(10)	Filed with the SEC on November 11, 2013, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the SEC on May 17, 2011, as an exhibit, numbered as indicated above, to the Registrant’s annual repor on Form 10-K, which exhibit is incorporated herein by reference.

(12)
Filed with the SEC on February 12, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1, Amendment No. 4, which exhibit is incorporated herein by reference.

(13)	Filed with the SEC on August 10, 2011, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(14)	Filed with the SEC on July 9, 2010, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(15)	Filed with the SEC on March 10, 2014, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(16)	Filed with the SEC on May 6, 2014, as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(17)	Filed with the SEC on May 14, 2014, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(18)	Filed with the SEC on May 23, 2014, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(19)	Filed with the SEC on August 14, 2014, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(20)	Filed with the SEC on September 2, 2014, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

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

MV PORTFOLIOS, INC. AND SUBSIDIARIES
(formerly California Gold Corp.)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
MV Portfolios, Inc.
(formerly California Gold Corp.)
Jacksonville, Florida

We have audited the accompanying consolidated balance sheet of MV Portfolios, Inc. and its subsidiaries (formerly California Gold Corp.) (collectively, the “Company”) as of June 30, 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MV Portfolios, Inc. and its subsidiaries (formerly California Gold Corp.) as of June 30, 2014 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has generated net losses since its inception and has a working capital deficit as of June 30, 2014. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
September 29, 2014

Report of Independent Registered Public Accounting Firm

The Member of
MV Patents, LLC
Jacksonville, Florida

We have audited the accompanying balance sheet of MV Patents, LLC, as of June 30, 2013, and the related statements of operations, changes in member’s deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MV Patents, LLC as of June 30, 2013 and the results of its operations and its cash flows for the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss of $886,877 for the year ended June 30, 2013. The Company also had a working capital deficit of $698,828 at June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Warren Averett, LLC
Tampa, Florida
September 27, 2013

MV PORTFOLIOS, INC. AND SUBSIDIARIES
(FORMERLY CALIFORNIA GOLD CORP.)
CONSOLIDATED BALANCE SHEETS

	MV Portfolios, Inc. and Subsidiaries	MV Patents, LLC
	June 30, 2014	June 30, 2013
Assets:
Current assets:
Cash	$1,468,401	$2,523
Prepaid expenses	280,880	-
Assets held for sale - from discontinued operations	3,608	-
Deferred financing costs	689,556	-
Total current assets	2,442,445	2,523

Deferred offering costs	-	38,500
Total assets	$2,442,445	$41,023

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable and accrued expenses	$640,364	$259,824
Contingent liabilities	-	441,527
Derivative liabilities	2,365,315	-
Convertible notes	3,959,995	-
Total current liabilities	6,965,674	701,351

Long-term liabilities:
Convertible notes, net of unamortized discounts of $211,543	113,457	-
Accrued salaries - member	-	435,516
Participation rights	-	275,000
Total long-term liabilities	113,457	710,516
Total liabilities	7,079,131	1,411,867

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized; 8,000,000 shares issued and outstanding	8,000	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 11,026,013 shares issued and outstanding	173,486	-
Additional paid-in capital	(238,674)	-
Accumulated deficit	(4,579,498)	(1,370,844)
Total stockholders' deficit	(4,636,686)	(1,370,844)
Total liabilities and stockholders' deficit	$2,442,445	$41,023

The accompanying notes are an integral part of these consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES
(FORMERLY CALIFORNIA GOLD CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013
Operating expenses:
General and administrative	$1,484,776	$882,120
Acquisition related costs	1,075,040	-
Loss from operations	2,559,816	882,120

Other income (expenses):
Interest income	33	-
Interest expense	(932,877)	(4,757)
Loss on derivative liabilities	(1,214,860)	-
Total other (expenses) income	(2,147,704)	(4,757)

Loss from continuing operations	(4,707,520)	(886,877)

Loss from discontinued operations	(215,703)	-
Net loss	$(4,923,223)	$(886,877)

Basic and diluted net loss per share:
Loss from continuing operations per share	$(1.09)
Loss from discontinued operations per share	(0.05)
Net loss per share	$(1.14)

Weighted average number of common shares outstanding
- basic and diluted	4,323,137

The accompanying notes are an integral part of these consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES
(FORMERLY CALIFORNIA GOLD CORP.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
JUNE 30, 2012 THROUGH JUNE 30, 2014

					Additional
	Preferred Stock		Common Stock		Paid-in	Members'	Accumulated
	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Total

MV Patents, LLC
Balances, June 30, 2012	-	$-	-	$-	-	$(483,967)	$-	$(483,967)
Net loss	-	-	-	-	-	(886,877)	-	(886,877)
Balances, June 30, 2013	-	-	-	-	-	(1,370,844)	-	(1,370,844)
Contribution	-	-	-	-	-	150,000	-	150,000
Net loss	-	-	-	-	-	(343,725)	-	(343,725)
Balances, February 6, 2014	-	-	-	-	-	(1,564,569)	-	(1,564,569)

MV Portfolios, Inc. and Subsidiaries (formerly California Gold Corp.)
Balances, February 7, 2014	-	-	9,385,000	9,385	(9,385)	-	-	-
Shares issued in reverse merger	22,000,000	22,000	1,501,013	150,101	(1,351,259)	-	-	(1,179,158)
Conversion of Series A Preferred stock to common stock	(14,000,000)	(14,000)	140,000	14,000	-	-	-	-
Warrants issued for deferred financing costs	-	-	-	-	1,120,970	-	-	1,120,970
Stockholder contribution	-	-	-	-	1,000	-	-	1,000
Net loss	-	-	-	-	-	-	(4,579,498)	(4,579,498)
Balances, June 30, 2014	8,000,000	$8,000	11,026,013	$173,486	$(238,674)	$-	$(4,579,498)	$(4,636,686)

The accompanying notes are an integral part of these consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES
(FORMERLY CALIFORNIA GOLD CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(4,923,223)	$(886,877)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation	734	-
Amortization of debt discounts and deferred financing costs	758,490	-
Change in derivative liabilities	1,214,860	-
Settlement of legal fees through the issuance of convertible notes	25,000	-
Change in operating assets and liabilities:
Prepaid assets	(266,510)	-
Deferred offering costs	38,500	(38,500)
Accounts payable and accrued expenses	545,442	166,132
Accrued salaries, member	140,591	193,221
Other liabilities	10,000	-
Contingent liabilities	-	404,027
Net cash used in operating activities	(2,456,116)	(161,997)

Cash flows from investing activities:
Cash received in reverse merger	209,392	-
Net cash provided by investing activities	209,392	-

Cash flows from financing activities:
Cash paid for debt issuance costs	(295,150)	-
Proceeds from issuing convertible notes	3,934,995	-
Proceeds from demand note	50,000	-
Proceeds from participation notes	20,000	125,000
Contribution	2,757	-
Net cash provided by financing activities	3,712,602	125,000

Net increase (decrease) in cash	1,465,878	(36,997)
Cash, beginning of period	2,523	39,520
Cash, end of period	$1,468,401	$2,523

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Shares issued in reverse merger, net of cash received	$1,388,550	$-
Conversion of Series A Preferred stock to common stock	14,000	-
Warrants issued for deferred financing costs	1,120,970	-

The accompanying notes are an integral part of these consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES
(FORMERLY CALIFORNIA GOLD CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General Organization and Business

MV Portfolios, Inc. and subsidiaries (formerly California Gold Corp.) (collectively the “Company”) is a Nevada corporation. The Company was an exploration stage mining company with a focus on the identification, acquisition and development of rare and precious metals mining properties in the Americas. On February 7, 2014, the Company entered into a securities exchange agreement (the “Securities Exchange”) with MVP Portfolio, LLC (“MVP Portfolio”), a Florida limited liability company, MV Patents, LLC (“MV Patents”), a Florida limited liability company and majority member of MVP Portfolio, and other members of MVP Portfolio (all such members collectively, the “Members”). Pursuant to the Securities Exchange, the Members sold all of their membership interests in MVP Portfolio to the Company in exchange for an aggregate of 9,385,000 shares of common stock, $0.001 par value per share, after taking into account the 1 for 100 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock. Prior to the exchange, the Company had 22,000,000 shares of preferred stock and 1,501,013 shares of common stock issued and outstanding. Following the Securities Exchange, the Company assumed the additional line of business of MVP Portfolio.

The Securities Exchange was consummated in anticipation of a 1 for 100 Reverse Split. As the share exchange is dependent upon the Reverse Split, all share and per share amounts herein have been retroactively restated to reflect the 1 for 100 Reverse Split as if it has been effected during all periods presented.

MV Patents, formed on July 11, 2011 has limited operations. MVP Portfolio was formed on July 26, 2013 as a wholly owned subsidiary of MV Patents. On August 30, 2013, MV Patents transferred a portion of its patents without recourse to MVP Portfolio. Pursuant to the Securities Exchange on February 7, 2014, MVP Portfolio ceased to be a subsidiary of MV Patents and became a wholly owned subsidiary of the Company. MV Patents is deemed to be the predecessor entity to MVP Portfolio.

On March 6, 2014, MVP Portfolio changed its form of organization to a Florida corporation from a Florida limited liability company, and changed its name to Visual Real Estate, Inc. (“VRE”). VRE has historically maintained a June 30 fiscal year, through MV Patents, the predecessor business to MVP Portfolio.

VRE has not commenced its planned principal operations, the business of patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon VRE’s patented technology. VRE owns a patent portfolio it refers to as “Video Drive-by” and online mapping, which has previously been used by its predecessors and licensees commercially. VRE currently owns a patent portfolio consisting of eight (8) issued and sixteen (16) pending patents. The patents disclose systems and methods for providing video drive-by data to enable a street level view of a neighborhood surrounding a geographic location. The systems include, generally, a video and data server farm incorporating at least one (1) video storage server that stores video image files containing video drive-by data corresponding to a geographic location, a data base server that processes a data query received from a user over the internet and an image processing server. VRE’s activities since inception have consisted principally of acquiring additional technology patents and raising capital.

The Securities Exchange was accounted for as a reverse recapitalization, such that MVP Portfolio (VRE as of March 6, 2014), the legal acquiree, is considered the acquirer for accounting purposes and VRE is treated as the surviving and continuing entity. Pursuant to the Securities Exchange, the pre-Securities Exchange exploration stage mining business will be discontinued, and the business of VRE will be continued. In addition, VRE’s management has assumed operational, management and governance control of the Company. The accounting for a reverse recapitalization is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. The fair value of the consideration effectively transferred in a reverse recapitalization is equal to the net tangible assets (liabilities) assumed. The net liabilities of the Company retained subsequent to the transaction were as follows:

Cash	$209,392
Other assets	18,712
Accounts payable and accrued expenses	(168,325)
Notes payable	(88,482)
Derivative liabilities	(1,150,455)
Net liabilities retained	$(1,179,158)

Subsequent to the Securities Exchange, the Company changed its fiscal year end to June 30, which is VRE’s year end.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The financial position, operating results and cash flows presented herein for the periods prior to February 7, 2014, represent those of MV Patents, the predecessor entity. The financial position, operating results and cash flows presented herein for the periods subsequent to February 6, 2014, represent those of the Company and VRE (formerly MVP Portfolio), collectively the successor entity.

The results of operations and cash flows for the year ended June 30, 2014 include the combined results of operations and changes in cash flows of MV Patents from July 1, 2013 through February 6, 2014 and the consolidated results of operations of MV Portfolios, Inc. and Subsidiaries (including (i) the Company’s wholly owned subsidiary, CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico, and included in discontinued operations as of and for the periods ending June 30, 2014 and (ii) VRE) for the period February 7, 2014 through June 30, 2014.

All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2014 and 2013, and the reported revenues and expenses for the years then ended. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all instruments with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Property and Equipment

The Company’s property and equipment is stated at cost less accumulated depreciation and consists of a vehicle. The vehicle was used in the mining operations and is classified as assets held for sale from discontinued operations.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation is provided principally on the straight-line method over the estimated useful life of the vehicle, which is 5 years. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in the gain or loss from operations.

Deferred Offering and Financing Costs

The Company incurred direct incremental costs associated with procuring financing. These costs are deferred and recorded as an asset, and will be amortized over the life of the debt.

Intangible Assets

The Company has several patent portfolios. As of June 30, 2014 and 2013, no value has been assigned to the patents. The main patents in the portfolio were transferred to MV Patents, the predecessor business to VRE, by a member on July 25, 2011, for the consideration of $1 without recourse. The patents were transferred to VRE on August 30, 2013 without recourse. As such, the patents are recorded at historical cost, which was deemed to be zero at the time of transfer.

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrants and convertible derivative financial instruments, the Company used a probability-weighted scenario analysis model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with Financial Accounting Services Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the consolidated balance sheet date.

Fair Value Measurements

The Company measures fair value in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Stock-Based Compensation

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under FASB ASC Topic 718, Compensation - Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period. The Company also adopted FASB ASC Subtopic 505-50, Equity-Based Payments to Non-Employees, to account for equity instruments issued to parties other than employees for acquiring goods or services. Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable. The Company did not incur any stock-based compensation expenses for the years ended June 30, 2014 and 2013.

Net Earnings (Loss) per Common Share

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the year ended June 30, 2014, a net loss was reported and the Company excluded options and outstanding warrants to purchase shares of common stock, as the effect would be anti-dilutive. For the year ended June 30, 2013, the Company did not report net earnings (loss) per common share, because MV Patents is an LLC that has not issued common stock.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain state taxing authorities. At June 30, 2014, the Company is subject to U.S. federal examinations by taxing authorities for all tax years from inception (July 11, 2011). At June 30, 2014 and June 30, 2013, the Company did not have a liability for any unrecognized taxes. The Company has no examinations in progress and is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax liabilities will significantly change in the next twelve months.

Acquisition-Related Costs

During the year ended June 30, 2014, the Company incurred certain costs related to the Securities Exchange (See Note 1). Those costs included legal, travel, and other professional or consulting fees. The Company accounted for those acquisition-related costs under FASB ASC Topic 805, Business Combinations. The costs were recognized as acquisition-related expenses in the periods in which the costs were incurred and the services received.  The Company recorded $1,075,040 in acquisition-related costs for the year ended June 30, 2014.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period’s financial statement presentation.  These reclassifications have no effect on previously reported net income.

New Accounting Pronouncements

On June 10, 2014, the FASB issued update Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

3.       Going Concern

The Company is engaged in limited operations. The ongoing business plan of the Company is to assert its intellectual property rights to monetize its patents through net recoveries. Net recoveries relate to monetary payments received by the Company in respect to its patents through judgments, settlements, royalty agreements, or other disposition of the patents or cash proceeds of any equity actually received as consideration for any such disposition, including those received in connection with litigation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses for all periods presented, as the ongoing business has not yet commenced.  The Company has not established an ongoing source of revenues and has funded activities to date primarily from convertible notes offerings. In addition, the Company had a working capital deficit as of June 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is subject to a number of risks including, but not limited to, the need to obtain adequate funding and possible risk of failure to monetize its patents. If the Company does not successfully monetize its patents, it will be unable to generate revenues or achieve profitability.

Management’s plan with respect to funding the ongoing operations is to secure equity financing through access to U.S. capital markets as a registrant of the U.S. Securities and Exchange Commission.

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

4.       Discontinued Operations

Pursuant to the Securities Exchange, the pre-existing mining business will be discontinued.

On April 28, 2014 the Company notified Mexivada Mining Corp. and Compania Minera Mexivada S.A de C.V., of termination of the Mexivada Property Option Agreement dated as of February 11, 2011, as amended October 24, 2011, and that the Company would not pay any further fees or expenses associated with the Agreement. The remaining interests were sold on July 24, 2014.

The following table presents summarized operating results for these discontinued operations. The table below does not present MV Patents because the historical financial information represents the activity of MV Patents as the predecessor business to VRE, and does not include any of the operations of the discontinued exploration stage mining business. The historical financial information for MV Patents for the year ended June 30, 2013 is included in the accompanying consolidated financial statements.

February 7, 2014 Through June 30, 2014
Loss from discontinued operations	$(215,703)

Components of assets from discontinued operations consist of the following as of June 30, 2014. The table does not present the discontinued assets and liabilities as of June 30, 2013 because the June 30, 2013 historical financial information represents the activity of MV Patents as the predecessor business to VRE, while the discontinued operations relates specifically to the pre-existing exploration stage mining business.

Noncurrent assets:
Property and equipment	8,809
Less: accumulated depreciation	(5,201)
Total assets from discontinued operations	$3,608

5.       Related Party Transactions

Compensation of Officers and Directors

Officer and director fees totaled $446,747 and $193,221 for the years ended June 30, 2014 and 2013, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

As of June 30, 2014, the Company owed its officers and directors $17,917 for compensation which was recorded as accounts payable and accrued expenses in its consolidated balance sheets. As of June 30, 2013, MV Patents owed its officers and directors $435,516, which was recorded as accrued salaries-member in its consolidated balance sheets.

6.       Derivative Liabilities

As of February 7, 2014 and June 30, 2014, there were 2,965,705 and 2,810,599 (post 1 for 100 Reverse Split) outstanding derivative warrants, respectively with 1,482,852 and 1,405,299 common shares issuable upon exercise, respectively. The warrants qualify as derivative liabilities due to the existence of reset provisions which cause the instruments to no longer be indexed to the Company’s own stock under FASB ASC 815.  These figures have been reflected at the post 1 for 100 Reverse Split figures.

As of February 7, 2014 and June 30, 2014, the Company estimated the fair value of the outstanding derivative warrants using a probability-weighted scenario analysis model. As February 7, 2014 and June 30, 2014, the fair value of the derivative warrants was determined to be $1,150,455 and $2,365,315, respectively resulting in a loss on the change in the fair value of derivative liabilities of $1,214,860 for the year ended June 30, 2014.

The following is a summary of the key assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of February 7, 2014 and June 30, 2014:

	February 7, 2014	June 30, 2014
Common stock issuable upon exercise of warrants	1,482,852	1,410,389
Exercise price	$3.00	$0.90 and $1.10
Market price of the Company’s common stock	$0.79	$1.75
Risk free interest rate	0.34% - 0.69%	0.47%
Dividend yield	0.00%	0.00%
Volatility	365.22% - 381.90%	278.08%
Expected term	1.89-3.12 years	1.48-2.04 years

See Note 7 for fair value hierarchy of the derivative liabilities.

7.       Fair Value Measurements

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

Cash, Prepaid expenses, Accounts payable, Accrued expenses

The carrying amounts approximate fair value because of the short-term nature or maturity of the instruments.

Derivative liabilities

The Company’s determination of fair value of its derivative instruments incorporates various factors required under FASB Topic ASC 815. See Note 6 for the fair value calculations. The fair values of the Company’s derivatives are valued using less observable data from objective sources as inputs into internal valuation models. Therefore, the Company considers the fair value of its derivatives to be Level 3 hierarchy.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of June 30, 2014, February 7, 2014 and June 30, 2013:

	Fair Value Measurement at June 30, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$-	$-	$2,365,315
Total	$-	$-	$2,365,315

	Fair Value Measurement at February 7, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$-	$-	$1,150,455
Total	$-	$-	$1,150,455

Fair Value Measurement at June 30, 2013
	Level 1	Level 2	Level 3
Liabilities:
None	$-	$-	$-
Total	$-	$-	$-

The following table sets forth the changes in the fair value of derivative liabilities for the period from February 7, 2014 through June 30, 2014:

Balance, February 7, 2014	$1,150,455
Change in fair value of derivative liabilities	1,214,860
Balance, June 30, 2014	$2,365,315

8.       Convertible Notes

On November 15, 2013, the Company held a closing of a private placement offering (the “November 2013 Offering”) pursuant to which it sold to various accredited investors (collectively, the “Investors”) $325,000 in principal amount of its 10% convertible promissory notes (the “November Notes”) and warrants (the “November Warrants”).

The November Notes bear interest at a 10% annual interest rate and mature two (2) years from the date of issuance. The November Notes contain a mandatory conversion provision providing that upon the Company’s filing of a Certificate of Designation of Series B Convertible Preferred Stock with the Secretary of State of the State of Nevada, all of the outstanding principal amount of, and accrued but unpaid interest on, the Notes will automatically, without the necessity of any action by the Investors or the Company, convert into shares of its to be authorized Series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), at a conversion price of $0.001 per share (the “November Conversion Price”). The November Conversion Price is subject to adjustment for a planned reverse stock split (the “Reverse Split”) at a ratio of 1,000 to 1 such that the November Conversion Price, post-Reverse Split, will be $1.00 per share (subject to further adjustment upon a possible change in the Reverse Split ratio).

Each share of Series B Preferred Stock will be convertible at any time into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the November Conversion Price as adjusted for the Reverse Split, subject to a 9.99% conversion blocker. Each share of Series B Preferred Stock will participate in dividends and other distributions on an equivalent basis with the Company’s Common Stock. Holders of Series B Preferred Stock shall vote together with the holders of Common Stock as a single class, and each holder of outstanding shares of Series B Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on a particular matter.

The November Warrants entitled the Investors to purchase one thousand (1,000) shares of Common Stock for each $1.00 principal amount of the Notes purchased, at an exercise price (the “Exercise Price”) of $0.001 per share. The Exercise Price and the number of shares of Common Stock issuable upon exercise of the November Warrants were subject to adjustment for the planned Reverse Split at a ratio of 1,000 to 1 such that the Exercise Price, post-Reverse Split, will be $1.00 per share and the number of shares of Common Stock issuable upon exercise of the November Warrants would be 325,000 (subject to further adjustment upon a possible change in the Reverse Split ratio). The November Warrants were exercisable from issuance until ten (10) years after the closing of the November 2013 Offering. The fair value of the November Warrants were determined using the Black-Scholes option pricing model. Assumptions used included: (1) 2.71% risk-free interest rate, (2) expected term of ten years, (3) expected volatility of 306.96%, (4) zero expected dividends, (5) exercise price of $0.001, (6) market price of $0.004, and (7) 325,000,000 shares issuable upon exercise of the November Warrants. The November Warrants were recorded at a discount of $252,778.

On February 6, 2014, the Company entered into warrant exchange agreements related to 3,250,000 warrants originally issued with convertible notes in November 2013. The warrants were cancelled and exchanged for the right to receive, upon effectiveness of the Reverse Split, 4,000,000 shares of the Company’s common stock.

During the period from February 7, 2014 through June 30, 2014, additional amortization expense of $31,927 was recognized associated with the debt discounts related to the outstanding notes originally issued in November 2013. The unamortized discount associated with these notes was $211,543 as of June 30, 2014.

On February 7, 2014 (the “February 2014 Offering”) and March 3, 2014 (the “March 2014 Offering”), the Company held two separate closings of private placement offerings pursuant to which it sold to various accredited investors (collectively, the “Investors”) $2,942,495 and $992,500 (before deducting placement agent fees and expenses of the offering), respectively, in principal amount of its 10% convertible promissory notes (the “Notes”). An additional $25,000 of the Notes was issued for the settlement of legal fees during the period from February 7, 2014 through March 31, 2014. The Notes bear interest at 10% and mature within one year from the date of issuance.

The Notes will automatically convert into shares of the Company’s to-be authorized Series C convertible preferred stock, $0.001 par value per share (the “Series C Preferred Stock”), at a pre-Reverse Split conversion price of $0.005 per share and a post-Reverse Split conversion price of $0.50 per share (the “Conversion Price”), upon the Company’s filing of a Certificate of Designation of Series C Convertible Preferred Stock (the “Certificate of Series C Designation”) with the Secretary of State of the State of Nevada following completion of the proxy voting process to increase our authorized preferred stock, and which Series C Preferred Stock shall be convertible into shares of the Company’s Common Stock on a one share for one share basis. The Company evaluated the shares and determined a contingent beneficial conversion feature of $3,959,995 existed within this transaction. The beneficial conversion is contingent upon the filing of the Series C Convertible Preferred Stock Designation, and the Reverse Split. The beneficial conversion amount related to the value of the Notes will be accreted back to the Notes in accordance with the requirements of FASB ASC Subtopic 470-20, Accounting for Debt Instruments with Specific Conversion Features, when the contingency is met.

Also in connection with the February and March 2014 Offerings, the Company paid cash of $295,150 and issued an aggregate of 590,300 warrants (post 1 for 100 Reverse Split) as payment of commissions. The Warrants entitle the holder to purchase shares of Common Stock at an exercise price of $0.50 per share and will be exercisable for three (3) years from the date of issuance. The fair value of the warrants was determined to be $1,120,970. The warrants and the cash commissions were recorded as deferred financing costs which are being amortized to interest expense over the life of the notes using the effective interest method. Amortization of $726,564 was recorded against these deferred financing costs during the period from February 7, 2014 through June 30, 2014.

9.       Participation Rights

During 2013, MV Patents obtained funding from various unrelated third party investors. The investors have the right to participate in future monetary amounts related to net recoveries of the patents held by MV Patents. The investors have the option to convert their Participation Rights contingent upon MV Patents obtaining subsequent funding of at least $2,250,000. The contingent conversion option allows the investors to convert $100 of their initial participation right into $120 of the subsequent funding in the pursuit of monetizing patents. The Participation rights accrue interest at eight percent per annum and cease upon conversion. In the event that no conversion occurs, the investors have the right to receive their original participation investment and accrued interest, plus two times their original participation investment. MV Patents has no obligation to make any payments to the investors unless net recoveries are obtained. As of June 30, 2013, the MV Patents balance sheet includes a liability for Participation Rights of $150,000. The contingent conversion option will be recorded at the date MV Patents can estimate the proceeds from the net recoveries.

During 2013, MV Patents received $125,000 in cash related to a funding agreement from an unrelated third- party investor. The investor has the obligation to fund an additional $375,000 upon MV Patents obtaining subsequent financing of $2,250,000. Related to the funding agreement, the investor has the right to participate in the net recoveries pursuant to a predetermined schedule that escalates the payments based on increasing net recoveries. As of June 30, 2013, the MV Patents balance sheet includes a liability for this Participation Right of $125,000.

MV Patents will amortize the above Participation Rights under the units of revenue method at the time the Company can reasonably estimate the potential net recoveries earned. MV Patents has classified the Participation Rights as a long-term liability as net recoveries were not expected in the next twelve months. MV Patents did not earn net recoveries during the period July 1, 2013 to February 6, 2014.

10.       Contingent Liabilities

The Company retains the services of law firms that specialize in intellectual property licensing, enforcement and patent law. The Company also retains business advisory firms that specialize in obtaining funding for potential patent infringement cases. The law and business advisory firms are retained on an hourly fee, contingent fee or blended fee basis. In a contingency fee arrangement, the firms are paid a scaled percentage of any negotiated fees, settlements or judgments awarded, based on how and when the fees, settlements or judgments are obtained. As of June 30, 2014 and June 30, 3013, the Company did not recognize any contingent expenses related to any potential litigation.

MV Patents incurred legal fees, a portion of which are contingent on a subsequent funding received by MV Patents. MV Patents had $441,527 of contingent liabilities, as of June 30, 2013, based on the subsequent funding contingency because the event was considered probable, and the amount could be reasonably estimated. MV Patents classified these liabilities as long-term as they were not expected to be paid in the next 12 months.

11.       Stockholders’ Equity

On February 7, 2014, the Company issued 22,000,000 preferred shares and 1,501,013 common shares as part of the reverse merger share exchange valued at $1,179,158 which represents the net liabilities of MV Portfolios, Inc. on the date of the share exchange (see Note 1).

During February and May 2014, stockholders converted 6,000,000 and 8,000,000 shares of Preferred Series A Stock, respectively into to 60,000 and 80,000 (post 1 for 100 Reverse Split) shares of the Company’s common stock, respectively.

During the period from February 7, 2014 through June 30, 2014, a stockholder contributed $1,000 to the Company.

12.       Stock Options and Warrants

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

The Company has 6,150,564 options available for grant under the 2014 Plan. As of June 30, 2014 there were no stock options outstanding.

Warrants

In connection with the February and March 2014 Offerings, the Company issued an aggregate of 590,300 warrants (post 1 for 100 Reverse Split) as commissions (see Note 8).

The following table presents the warrant activity during the period from February 7, 2014 through June 30, 2014 presented on a post 1 for 100 Reverse Split basis:

	Common Shares Covered by Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at February 7, 2014	1,482,852	$1.088	1.863
Granted	590,300	0.500
Expired	(77,553)	1.600
Outstanding at June 30, 2014	1,995,599	$0.894	1.879	$1,907,927
Exercisable at June 30, 2014	1,995,599	$0.894	1.879	$1,907,927

13.       Income Taxes

No provision for federal and state income taxes has been recognized for the years ended June 30, 2014 and 2013, as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

The Company had net operating loss carry-forwards for income tax reporting purposes of approximately $2,290,000 as of June 30, 2014, which may be offset against future taxable income. These net operating loss carry-forwards may be carried forward in varying amounts until the time when they expire in 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business, both of which occurred on February 7, 2014. Therefore, the amount available to offset future taxable income has been limited.

No provision for federal and state income taxes has been recognized for year ended June 30, 2013, as the consolidated financial statements for these periods are those of MV Patents as the predecessor business to VRE. MV Patents incurred a net operating loss for income tax purposes in each period and has no carryback potential. From July 26, 2013 through February 6, 2014, the time during which the financial information of MV Patents is presented in these consolidated financial statements, MVP Portfolio (now VRE, see Note 1) was a single-member LLC and disregarded entity for federal and state income tax purposes. Accordingly, federal and state income taxes are not payable by, or provided for VRE.

Deferred tax assets consisted of the following as of June 30, 2014 and 2013:

	June 30,
	2014	2013
Net operating loss carry-forwards	$801,000	$-
Valuation allowance	(801,000)	-
Net deferred tax asset	$-	$-

14.      Retirement Plan

Effective January 1, 2014, the Company adopted a qualified 401(k) deferred compensation plan, with deferrals beginning in June 2014. All employees who are eighteen years or older and have worked for at least three consecutive months are eligible to participate in the plan. The plan provides for mandatory safe-harbor matching contributions and discretionary non-elective contributions as determined by management. The Company did not elect to make any contributions for the year June 30, 2014.

15.       Commitments and Contingencies

Concentration of Credit Risk

The Company maintains its cash in a restricted escrow account in an institution insured by the Federal Deposit Insurance Corporation and, at times, balances may exceed government insured limits. The Company has never experienced any losses related to these balances.

Employment Agreements

The Company has employment agreements with two employees and a separate consulting agreement with one of the Company’s executive officers. The aggregate future commitment under these agreements is as follows:

Twelve Months ending June 30,
2015	$505,000
2016	430,000
2017	268,750
$1,203,750

These agreements provide for additional bonus payments that are calculated as defined.

Other

The Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management and legal counsel, the outcome of such proceedings and litigation will not have a material adverse effect on the Company's consolidated financial statements.

Pursuant to the Securities Exchange the Company agreed to pay the members of MV Patents ten (10%) percent of the net proceeds to be received from any enforcement activities or sales transactions related to the patents owned or applications pending as of the closing of the Securities Exchange.

16.       Subsequent Events

On July 28, 2014, the Company extended the maturity date of the outstanding Notes (see Note 8) to November 2, 2014.  With the exception of one holder with aggregate debt and accrued interest of $315,000, the Notes were extended. This debt holder was paid in full in August 2014.

On August 20, 2014, the Company exchanged 300,000 (post 1 for 100 Reverse Split) shares of common stock for certain unpatented mining claims. The mining claims were owned by a company whose sole owner is a related party.

On August 26, 2014, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 8,000,000 shares as Series C Preferred Shares. Each share of Series C Preferred Stock will be entitled to a liquidation preference equal to $0.001 per share. Otherwise, the Series C Preferred Stock will be equivalent in all respects to the Common Stock, with each share of Series C Preferred stock entitled to one vote and the holders of the Series C Preferred Stock voting together with the holders of the Common Stock. The Series C Preferred Stock will be convertible on a one-for-one basis into shares of Common Stock at the option of the holders, subject to a 9.99% blocker.

On August 26, 2014, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 20,000 shares as Series D Preferred Shares. Each share of Series D Preferred Stock will be entitled to cast 1,000 votes per share and will have a liquidation preference equal to $0.10 per share. Otherwise, the Series D Preferred Stock will be equivalent in all respects to the Common Stock.  Each share of Series D Preferred Stock will automatically convert into one (1) share of Common Stock on the earlier of: (i) the listing the Company’s securities on a national securities exchange and (ii) a change of control of the Company.

On August 28, 2014, the Company filed a certificate of amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate (i) the reverse stock split of its Common Stock, $0.001 par value per share (the “Common Stock”), with a Reverse Split ratio of one-for-one hundred (1:100), (ii) an increase its authorized capitalization from 300,000,000 shares of Common Stock and 22,000,000 shares of blank check preferred stock, par value $0.001 per share, to 300,000,000 shares of Common Stock and 50,000,000 shares of blank check preferred stock, par value $0.001 per share and (iii) a change in its name to “MV Portfolios, Inc.” from “California Gold Corp.” FINRA approved the Reverse Split and name changes effective September 8, 2014.

On September 2, 2014, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 3,329,530 shares as Series B Preferred Shares. Each share of Series B Preferred Stock will be convertible at any time into one share of Common Stock, subject to a 9.99% conversion blocker. Each share of Series B Preferred Stock will participate in dividends and other distributions on an equivalent basis with Common Stock. Holders of Series B Preferred Stock shall vote together with the holders of Common Stock as a single class, and each holder of outstanding shares of Series B Preferred stock shall be entitled to cast the number of votes equal to the number of whole shares of common Stock into which the shares of Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on a particular matter.

As a result of the effectuation of the Reverse Split on September 8, 2014, the Company issued 4,000,000 shares of the Company’s Common Stock under the exchange agreement for the November Warrants (Note 8). Additionally, pursuant to the employee agreements (Note 15), the Company granted 4,690,339 options to the Company’s officers.

In September 2014, the Company issued 79,530 (post 1 for 100 Reverse Split) shares of Series B Preferred Stock in exchange for $79,530 in legal fees owed to an unrelated party and 169,505 shares of Common Stock (post 1 for 100 Reverse Split) shares to two unrelated parties in exchange for $109,159 in amounts owed for professional services as of June 30, 2014.