Form 10-Q
period 2014-09-30
MV Portfolios, Inc.
filed 2014-11-14
CIK 1363573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-54706

MV PORTFOLIOS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	83-0483725
(State of Incorporation)	(IRS Employer Identification No.)

10752 Deerwood Park Blvd.
S. Waterview II, Suite 100
Jacksonville, FL 32256
(Address of principal executive offices)

(904) 586-8673
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.10 Par Value Per Share

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

There were 21,202,323 shares of common stock issued and outstanding as of November 12, 2014.

 MV Portfolios, Inc.
Form 10-Q
For the Quarter ended September 30, 2014

-i-

PART I
FINANCIAL INFORMATION

MV PORTFOLIOS, INC. AND SUBSIDIARIES

MV PORTFOLIOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash	$554,503	$1,468,401
Prepaid expenses	166,667	280,880
Assets held for sale – from discontinued operations	3,167	3,608
Deferred financing costs	-	689,556
Total current assets	724,337	2,442,445

Mining rights	450,000	-
Total assets	$1,174,337	$2,442,445

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$534,688	$640,364
Derivative liabilities	2,283,712	2,365,315
Convertible notes	-	3,959,995
Total current liabilities	2,818,400	6,965,674

Convertible notes, net of unamortized discounts of $0 and $211,543	-	113,457
Total liabilities	2,818,400	7,079,131

Stockholders' deficit:
Convertible preferred stock, Series A, par value $0.001 per share; 50,000,000 shares authorized; 8,000,000 shares issued and outstanding	8,000	8,000
Convertible preferred stock, Series B, par value $0.001 per share; 3,592,240 shares authorized; 3,592,238 and no shares issued and outstanding	3,593	-
Convertible preferred stock, Series C, par value $0.001 per share; 50,000,000 shares authorized; 7,717,170 and no shares issued and outstanding	7,717	-
Convertible preferred stock, Series D, par value $0.001 per share; 50,000,000 shares authorized; 20,000 and no shares issued and outstanding	20	-
Common stock, par value $0.10 per share; 300,000,000 shares authorized; 16,895,518 and 11,026,013 shares issued and outstanding	760,436	173,486
Additional paid-in capital	13,631,577	(238,674)
Accumulated deficit	(16,055,406)	(4,579,498)
Total stockholders' deficit	(1,644,063)	(4,636,686)
Total liabilities and stockholders' deficit	$1,174,337	$2,442,445

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	MV Portfolios, Inc. and Subsidiaries	MV Patents, LLC
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Operating expenses:
General and administrative	$6,927,127	$150,727
Loss from operations	6,927,127	150,727

Other income (expenses):
Interest expense	(4,629,943)	(3,399)
Gain on change in fair value of derivative liabilities	81,603	-
Total other expenses, net	(4,548,340)	(3,399)

Loss from continuing operations	(11,475,467)	(154,126)

Loss from discontinued operations	(441)	-
Net loss	$(11,475,908)	$(154,126)

Basic and diluted net loss per share:
Loss from continuing operations per share	$(0.92)
Loss from discontinued operations per share	(0.00)
Net loss per share	$(0.92)

Weighted average number of common shares outstanding - basic and diluted	12,478,079

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED SEPTEMBER 30, 2014
(UNAUDITED)

					Additional Paid-in Capital	Accumulated Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount			Total

Balances, June 30, 2014	8,000,000	$8,000	11,026,013	$173,486	$(238,674)	$(4,579,498)	$(4,636,686)
Common stock issued to related party for mining rights	-	-	300,000	30,000	420,000	-	450,000
Common stock issued for liabilities	-	-	169,505	16,950	322,059	-	339,009
Common stock issued for services	-	-	1,400,000	140,000	2,660,000	-	2,800,000
Common stock issued for exchange of warrants	-	-	4,000,000	400,000	(400,000)	-	-
Series B preferred stock issued for liabilities	79,530	80	-	-	299,920	-	300,000
Conversion of notes to Series B preferred stock	3,512,710	3,513	-	-	347,758	-	351,271
Conversion of notes to Series C preferred stock	7,717,170	7,717	-	-	3,850,861	-	3,858,578
Series D preferred stock issued for services	20,000	20	-	-	39,980	-	40,000
Beneficial conversion feature	-	-	-	-	3,660,000	-	3,660,000
Options expense	-	-	-	-	2,669,673	-	2,669,673
Net loss	-	-	-	-	-	(11,475,908)	(11,475,908)
Balances, September 30, 2014	19,329,410	$19,330	16,895,518	$760,436	$13,631,577	$(16,055,406)	$(1,644,063)

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	MV Portfolios, Inc. and Subsidiaries	MV Patents, LLC
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Cash flows from operating activities:
Net loss	$(11,475,908)	$(154,126)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation	441	-
Amortization of debt discounts and deferred financing costs	4,561,099	-
Gain on change in fair value of derivative liabilities	(81,603)	-
Options expense	2,669,673	-
Common stock issued for services	2,800,000	-
Series D preferred stock issued for services	40,000	-
Loss on common stock issued for liabilities	229,850	-
Loss on Series B preferred stock issued for liabilities	220,470	-
Change in operating assets and liabilities:
Prepaid expenses	114,213	-
Accounts payable and accrued expenses	307,867	41,054
Accrued salaries, member	-	45,275
Other liabilities	-	50,000
Net cash used in operating activities	(613,898)	(17,797)

Cash flows from financing activities:
Repayment of convertible notes	(300,000)	-
Proceeds from participation notes	-	20,000
Net cash (used) provided by financing activities	(300,000)	20,000

Net (decrease) increase in cash	(913,898)	2,203
Cash, beginning of period	1,468,401	2,523
Cash, end of period	$554,503	$4,726

Supplemental disclosures of cash flow information:
Interest paid	$15,000	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Beneficial conversion feature	$3,660,000	$-
Series B preferred stock issued for liabilities	79,530	-
Conversion of convertible notes to Series C preferred stock	3,858,578	-
Conversion of convertible notes to Series B preferred stock	351,271	-
Common stock issued to related party for mining rights	450,000	-
Common stock issued for liabilities	109,159	-
Common stock issued for exchange of warrants	400,000	-

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Interim Financial Statements

The unaudited consolidated financial statements of MV Portfolios, Inc. and Subsidiaries (collectively the “Company”) as of September 30, 2014 and for the three month periods ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The consolidated balance sheet of the Company at June 30, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by the SEC. Such adjustments are of a normal, recurring nature. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2014. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

2.	General Organization and Business

MV Portfolios, Inc. and subsidiaries (collectively the “Company”) is a Nevada corporation. The Company was an exploration stage mining company with a focus on the identification, acquisition and development of rare and precious metals mining properties in the Americas. On February 7, 2014, the Company entered into a securities exchange agreement (the “Securities Exchange”) with MVP Portfolio, LLC (“MVP Portfolio”), a Florida limited liability company, MV Patents, LLC (“MV Patents”), a Florida limited liability company and majority member of MVP Portfolio, and other members of MVP Portfolio (all such members collectively, the “Members”). Pursuant to the Securities Exchange, the Members sold all of their membership interests in MVP Portfolio to the Company in exchange for an aggregate of 9,385,000 shares of common stock, $0.10 par value per share, after taking into account the 1 for 100 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock. Following the Securities Exchange, the Company assumed the additional line of business of MVP Portfolio.

The Securities Exchange was consummated in anticipation of a 1 for 100 Reverse Split. As the share exchange is dependent upon the Reverse Split, all share and per share amounts herein have been retroactively restated to reflect the 1 for 100 Reverse Split as if it has been effected during all periods presented.

MV Patents, formed on July 11, 2011, has limited operations. MVP Portfolio was formed on July 26, 2013 as a wholly owned subsidiary of MV Patents. On August 30, 2013, MV Patents transferred a portion of its patents without recourse to MVP Portfolio. Pursuant to the Securities Exchange on February 7, 2014, MVP Portfolio ceased to be a subsidiary of MV Patents and became a wholly owned subsidiary of the Company. MV Patents is deemed to be the predecessor entity to MVP Portfolio.

On March 6, 2014, MVP Portfolio changed its form of organization to a Florida corporation from a Florida limited liability company, and changed its name to Visual Real Estate, Inc. (“VRE”). VRE has historically maintained a June 30 fiscal year, through MV Patents, the predecessor business to MVP Portfolio.

VRE has commenced its planned principal operations of patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon VRE’s patented technology. VRE owns a patent portfolio it refers to as “Video Drive-by” and online mapping, which has previously been used by its predecessors and licensees commercially. The patent portfolio consists of eight (8) issued and sixteen (16) pending patents. The patents disclose systems and methods for providing video drive-by data to enable a street level view of a neighborhood surrounding a geographic location. The systems include, generally, a video and data server farm incorporating at least one (1) video storage server that stores video image files containing video drive-by data corresponding to a geographic location, a data base server that processes a data query received from a user over the internet and an image processing server.

On March 17, 2014 VRE filed a patent infringement lawsuit against Google Inc. in the United States District Court for the Middle District of Florida. The lawsuit claims infringement of three of Visual Real Estate’s patents: U.S. Patent number 7,389,181, entitled “Apparatus and Method for Producing Video Drive-By Data Corresponding to a Geographic Location”; U.S. Patent number 7,929,800, entitled “Methods and Apparatus for Generating a Continuum of Image Data”; and U.S. Patent number 8,078,396, entitled “Methods for and Apparatus for Generating a Continuum of Three Dimensional Image Data.” Among other things, the complaint identifies Google Street View and Google Earth as infringing Visual Real Estate’s patents. The case number is 3:14-cv-00274-TJC-PDB. On August 20, 2014 Google, Inc. filed four petitions for InterParties Review against the three asserted patents. VRE plans to respond to the petition prior to December 31, 2014.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses for all periods presented, as the ongoing business has not yet commenced.  The Company has not established an ongoing source of revenues and has funded activities to date primarily from convertible notes offerings. In addition, the Company had a working capital deficit as of September 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

While the Company believes it will be successful in obtaining the necessary financing to (i) fund its operations, (ii) monetize its patents and meet revenue projections and (iii) manage costs, it does not currently have any financing plans in place and there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. Operating results for the three month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.

4.	Discontinued Operations

Pursuant to the Securities Exchange, the pre-existing mining business was discontinued.

On April 28, 2014 the Company notified Mexivada Mining Corp. and Compania Minera Mexivada S.A de C.V., of termination of the Mexivada Property Option Agreement dated as of February 11, 2011, as amended October 24, 2011, and that the Company would not pay any further fees or expenses associated with the Agreement. The remaining interests were sold on July 24, 2014.

The following table presents summarized operating results for these discontinued operations. The table below does not present MV Patents because the historical financial information represents the activity of MV Patents as the predecessor business to VRE, and does not include any of the operations of the discontinued exploration stage mining business. The historical financial information for MV Patents for the three months ended September 30, 2013 is included in the accompanying consolidated financial statements.

Three Months Ended September 30, 2014
Loss from discontinued operations	$441

Components of assets from discontinued operations consist of the following as of September 30, 2014 and June 30, 2014.

	September 30, 2014	June 30, 2014
Current assets:
Property and equipment	$8,809	$8,809
Less: accumulated depreciation	(5,642)	(5,201)
Total assets held for sale	$3,167	$3,608

5.	Related Party Transactions

Officer and director fees totaled $148,250 and $86,524 for the three month periods ended September 30, 2014 and 2013, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

In September 2014 the Company granted 4,690,339 common stock options to its officers (see Note 10). The total fair value of the award was estimated to be $9,380,675. Share-based compensation expense is recognized ratably over the vesting periods. For the three month period ended September 30, 2014, the Company recognized share-based compensation expense as a component of general and administrative expenses of $2,669,673.

As of September 30, 2014 and June 30, 2014, the Company owed its officers and directors $17,917 for compensation which was recorded as accounts payable and accrued liabilities in its consolidated balance sheets.

In August 2014, the Company issued 300,000 shares of common stock for certain unpatented mining claims valued at $450,000 on the date of the acquisition. The mining claims were owned by a company whose sole owner is an officer and Director of the Company.

6.	Derivative Liabilities

As of September 30, 2014 and June 30, 2014, there were 2,823,128 and 2,820,778 outstanding derivative warrants, respectively, with 1,411,564 and 1,410,389 common shares issuable upon exercise, respectively. The warrants qualify as derivative liabilities due to the existence of reset provisions which cause the instruments to no longer be indexed to the Company’s own stock under FASB ASC 815.

The Company estimated the fair value of the outstanding derivative warrants using a probability-weighted scenario analysis model. As of September 30, 2014 and June 30, 2014, the fair value of the derivative warrants was determined to be $2,283,712 and $2,365,315, respectively resulting in a gain on the change in the fair value of derivative liabilities of $81,603 for the three month period ended September 30, 2014.

The following is a summary of the key assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Common stock issuable upon exercise of warrants	1,411,564	1,410,389
Exercise price	$1.10	$0.90 and $1.10
Market price of the Company’s common stock	$1.70	$1.75
Risk free interest rate	0.58%	0.47%
Dividend yield	0.00%	0.00%
Volatility	336.01%	278.08%
Expected term	1.23-1.79 years	1.48-2.04 years

See Note 7 for fair value hierarchy of the derivative liabilities.

7.	Fair Value Measurements

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

Cash, Prepaid expenses, Accounts payable, Accrued liabilities

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of September 30, 2014 and June 30, 2014:

	Fair Value Measurement at September 30, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$-	$-	$2,283,712
Total	$-	$-	$2,283,712

	Fair Value Measurement at June 30, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$-	$-	$2,365,315
Total	$-	$-	$2,365,315

The following table sets forth the changes in the fair value of derivative liabilities for the three month period ended September 30, 2014:

Balance, June 30, 2014	$2,365,315
Change in fair value of derivative liabilities	(81,603)
Balance, September 30, 2014	$2,283,712

8.	Convertible Notes

On September 2, 2014, the Company converted $351,271 of convertible notes, including accrued interest of $26,271, into 3,512,710 shares of the Company’s Series B convertible preferred stock, par value $0.001 (the “Series B Preferred Stock”), at a post-Reverse Split conversion price of $0.10 and subject to a 9.99% conversion blocker. Each share of Series B Preferred Stock will participate in dividends and other distributions on an equivalent basis with common stock. Holders of Series B Preferred Stock shall vote together with the holders of common stock as a single class, and each holder of outstanding shares of Series B Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on a particular matter.

On August 26, 2014, the Company converted $3,858,578 of convertible notes, including accrued interest of $198,583, into 7,717,170 shares of the Company’s Series C convertible preferred stock, par value $0.001 (the “Series C Preferred Stock”), at a post-Reverse Split conversion price of $0.50 and subject to a 9.99% conversion blocker. Each share of Series C Preferred Stock will be entitled to a liquidation preference equal to $0.001 per share. Otherwise, the Series C Preferred Stock will be equivalent in all respects to the Common Stock, with each share of Series C Preferred stock entitled to one vote and the holders of the Series C Preferred Stock voting together with the holders of the Common Stock. The Series C Preferred Stock is convertible into common stock at a ratio of 1 to 1.

Pursuant to the conversion of convertible notes into Series C Preferred Stock, the Company incurred interest expense of $3,660,000 related to a beneficial conversion feature that existed within the underlying transactions.

During the three month period ended September 30, 2014, additional amortization expense of $211,543 and $689,556 was recognized associated with the debt discounts and deferred financing costs, respectively, related to the notes originally issued in November 2013, February 2014 and March 2014. The discounts and deferred financing costs associated with these notes were completely amortized at September 30, 2014.

9.	Stockholders’ Equity

In August 2014, the Company issued 300,000 common shares for certain unpatented mining claims valued at $450,000 on the date of the acquisition. The mining claims were owned by a company whose sole owner is a related party.

In September 2014, the Company issued 79,530 shares of Series B Preferred Stock as settlement of an outstanding payable of $79,530 for legal fees owed to an unrelated party. The fair value of the shares was determined to be $300,000 resulting in an additional expense of $220,470 recognized during the three months ended September 30, 2014. All shares of Series B Preferred Stock are convertible into common stock at a ratio of 1 to 1.

In September 2014, the Company issued an aggregate of 1,400,000 common shares to unrelated parties in exchange for financial advisory, investment banking and consulting services valued at $2,800,000. The expense was recognized in full during the three months ended September 30, 2014.

In September 2014, the Company issued an aggregate of 169,505 common shares to two unrelated parties as settlement of outstanding payables of $109,159 owed for professional services. The fair value of the shares was determined to be $339,009 resulting in an additional expense of $229,850 recognized during the three months ended September 30, 2014.

In September 2014, the Company issued 20,000 shares of Series D convertible preferred stock (the “Series D Preferred Stock”), to officers and Directors for compensation valued at $40,000. The Series D Preferred Stock will be equivalent in all respects to the Company’s common stock, except that each share of Series D Preferred Stock will be entitled to cast 1,000 votes per share and contain liquidation preference. All shares of Series D Convertible Preferred Stock are convertible into common stock at a ratio of 1 to 1.

As a result of the effectuation of the Reverse Split on September 8, 2014, the Company issued 4,000,000 common shares under an exchange agreement for warrants originally issued in November 2013.

Outstanding shares of Series A convertible preferred stock are convertible into common shares at a ratio of 100 to 1.

10.	Stock Options and Warrants

Options

On February 7, 2014, the Company’s Board of Directors voted to terminate the 2007 Stock Option Plan and adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which provides for the issuance of incentive awards of up to 6,150,564 shares of the Company’s Common Stock to officers, key employees, consultants and directors. The options’ exercise price will be no less than the closing price of the Company’s shares on the day of issuance. When incentive stock options are granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company, the per share exercise price will be no less than 110% of the closing price of the Company’s shares on the day of issuance.

On February 7, 2014, the Company granted an aggregate of 4,690,339 common stock options to certain officers and advisors of the Company. The stock options were granted upon the effectuation of the Reverse Split on September 8, 2014. The options are exercisable at $0.50 per share and expire on February 7, 2024. 3,690,339 of the options vest in twelve quarterly installments beginning February 7, 2014 and 1,000,000 of the options vest in twelve monthly installments beginning February 7, 2014. The total fair value of the award was estimated to be $9,380,675. $2,669,673 was expensed during the three months ended September 30, 2014 and $6,711,002 will be recognized over the remaining vesting period of the options. These were the only stock options outstanding at September 30, 2014, leaving 1,460,225 options available for grant under the 2014 Plan.

The estimated fair value of each option award granted was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for the options granted during the three months ended September 30, 2014:

2014
Risk-free interest rate	2.48%
Expected volatility	312.48% - 317.03%
Dividend yield	0%
Expected option term	10 years

A summary of the status of the Company’s stock option plan as of September 30, 2014 and changes during the three months ended September 30, 2014 is as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	-	$-
Granted	4,690,339	0.500
Outstanding at September 30, 2014	4,690,339	0.500	9.362	$5,628,407
Exercisable at September 30, 2014	1,198,390	$0.500	9.362	$1,438,068

Warrants

The following table presents the warrant activity during the three month period ended September 30, 2014 presented on a post 1 for 100 Reverse Split basis:
	Common Shares Covered by Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	2,000,689	$0.894	1.879	$1,860,154
Granted	-	-
Reset adjustment	1,175	1.100
Outstanding at September 30, 2014	2,001,864	$0.924	1.627	$1,555,298
Exercisable at September 30, 2014	2,006,955	$0.924	1.627	$1,555,298

11.	Retirement Plan

Effective January 1, 2014, the Company adopted a qualified 401(k) deferred compensation plan, with deferrals beginning in June 2014. All employees who are eighteen years or older and have worked for at least three consecutive months are eligible to participate in the plan. The plan provides for mandatory safe-harbor matching contributions and discretionary non-elective contributions as determined by management. The Company did not elect to make any contributions for the three month period ended September 30, 2014.

12.	Commitments and Contingencies

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

Twelve Months ending September 30,

2015	$475,000
2016	430,000
2017	150,500
$1,055,500

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

Outstanding shares of common stock includes 150,000 shares that contain nonstandard anti-dilution provisions which reset with future issuances of common stock if the Company issues any common stock, or securities convertible into or exercisable for shares of common stock, at a price per share or conversion or exercise price per share less than $2.00. These anti-dilution rights mature on December 31, 2015.

13.	Subsequent Events

In October 2014, the Company issued 1,221,250 common shares upon the conversion of 1,221,250 shares of Series B preferred stock.

In October 2014, the Company issued an aggregate of 2,685,555 common shares upon the conversion of 2,685,555 shares of Series C preferred stock.

In October 2014, the Company issued 400,000 common shares and warrants to purchase 900,000 common shares to a third party for consulting services.  There are 3 tranches of warrants, each comprising of warrants to purchase 300,000 shares, at exercise prices of $0.50, $1,00 and $2.00 per share. The warrants are exercisable immediately and expire on October 27, 2019.

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

Overview

MV Portfolios, Inc. (“we” or the “Company”) historically has been an exploration stage mining company with a focus on the identification, acquisition and development of rare and precious metals mining properties in the Americas.  On February 7, 2014, the Company entered into a securities exchange agreement (the “Securities Exchange”) with MVP Portfolio, LLC, a Florida limited liability company (“MVP Portfolio”), MV Patents, LLC, a Florida limited liability company (“MV Patents”), and the majority member of MVP Portfolio and other members of MVP Portfolio (all such members collectively, the “Members”). Pursuant to the Securities Exchange, the Members sold all of their membership interests in MVP Portfolio to the Company in exchange for an aggregate of 9,385,000 shares of common stock, $0.001 par value per share, taking into account the anticipated reverse stock split of our issued and outstanding common stock on a one for one hundred basis (the “Reverse Stock Split”).  Following the Securities Exchange, we assumed the additional line of business of MVP Portfolio as more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2014.

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

The Securities Exchange was consummated in anticipation of the Reverse Stock Split, which was effectuated on August 28, 2014; all share and per share amounts herein reflect the 1 for 100 Reverse Stock Split.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our historical results of operations up to February 6, 2014 reflect the business of MV Patents, which operated the VRE business, and MVP Portfolio, as the predecessor of the Company’s business.  Results of operations from February 7, 2014 through the date of this report include the pre-Securities Exchange business unrelated to VRE, which is reflected as discontinued operations in the consolidated financial statements, and the business of VRE. The results of operations for the three months ended September 30, 2014 include the consolidated results of operations of MV Portfolios, Inc. and Subsidiaries including (i) CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico, and included in discontinued operations and (ii) VRE.

Results of operations for the three month periods ended September 30, 2013 includes the results of operations of MV Patents, as the predecessor business to VRE.

Comparison of the three months ended September 30, 2014 and September 30, 2013

Our general and administrative expenses totaled $6,927,127 and $150,727 for the three months ended September 30, 2014 and 2013, respectively. General and administrative expenses increased to $6,927,127 for the three months ended September 30, 2014 from $150,727 for the three months ended September 30, 2013, primarily due to fees paid to consultants and professional service providers, and share based compensation for the officers of the company.

We recorded non-operating expense of $4,548,340 during the three months ended September 30, 2014, compared to non-operating expenses of $3,399 during the three months ended September 30, 2013. The increase was primarily related to interest expense of $3,660,000 associated with the beneficial conversion feature on certain notes payable that were converted into Series C Preferred Stock on August 26, 2014.  The company also incurred interest expense of $901,099 associated with the amortization of debt discounts and deferred financing costs, related to notes originally issued in November 2013, February 2014 and March 2014.

We had a net loss of $11,475,908 for the three months ended September 30, 2014 and a net loss of $154,126 for the three months September 30, 2013, including losses from discontinued operations of $441 and $0, respectively, relating to the pre-Securities Exchange mining activities of MV Portfolios and Subsidiary.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of September 30, 2014 was $554,503 compared to $1,468,401 as of June 30, 2014.  The decrease resulted primarily from the repayment of $300,000 of convertible notes and compensation expense to officers and employees of the Company.

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

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. The estimated fair value of derivative warrants was calculated using a probability-weighted scenario analysis model at each measurement date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Commitments

The Company has employment agreements with two employees and a separate consulting agreement with one of the Company’s executive officers. The aggregate future commitment under these agreements is as follows:

12 Months ending September 30,

2015	$475,000
2016	430,000
2017	150,500
$1,055,500

These agreements provide for additional bonus payments that are calculated as defined.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

With respect to the quarterly period ended September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014.

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

In the ordinary course of business, we actively pursue legal remedies to enforce our intellectual property rights. Other than ordinary routine litigation incidental to the business and other than as set forth below, we know of no material, active or pending legal proceedings against us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended:

On August 24, 2014 we issued 300,000 common shares to The David Stephen Group, LLC, an entity affiliated with David Rector, our Chief Operating Officer and a director.  These shares were issued as compensation for the assignment of certain unpatented mining claims located in Lander County, Nevada.

On September 8, 2014 we issued 400,000 common shares to a third party for consulting services.

On September 10, 2014 we issued 19,505 shares to a third party as compensation for bookkeeping services.

On September 16, 2014 we issued 150,000 common shares to a third party as compensation for legal services.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Assignment and Assumption Agreement between the Company and David Rector, dba The David Stephen Group
10.2	Assignment of Mining Rights (1)
31.1	Certification of Chief Executive Officer of MV Portfolios, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of MV Portfolios, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of MV Portfolios, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of MV Portfolios, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Translated into English from original Spanish

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MV Portfolios, Inc. (Registrant)

November 14, 2014	By:	/s/ William D. Meadow
William D. Meadow
Chief Executive Officer (Principal Executive Officer)

November 14, 2014	By:	/s/ Shea Ralph
Shea Ralph
Chief Financial Officer (Principal Financial and Accounting Officer)