Form 10-Q
period 2014-12-31
MV Portfolios, Inc.
filed 2017-04-17
CIK 1363573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-54706

MV PORTFOLIOS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-0483725
(State of Incorporation)	(IRS Employer Identification No.)

2850 Isabella Boulevard
Suite 50
Jacksonville Beach, FL 32250

(Address of principal executive offices)

(904) 903-4504

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.10 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ). Yes [ ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

There were 84,230,628 (Post Reverse Stock Split) shares of common stock issued and outstanding as of March 31, 2017.

MV PORTFOLIOS, INC.

Form 10-Q

For the Quarter ended December 31, 2014

PART I

FINANCIAL INFORMATION

MV PORTFOLIOS, INC. AND SUBSIDIARIES

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash	$20,451	$1,468,401
Prepaid expenses	426,667	280,880
Deferred financing costs	-	689,556
Total Current assets	447,118	2,438,837
Assets held for sale – from discontinued operations	-	3,608
Total assets	$447,118	$2,442,445

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$886,712	$640,364
Derivative liabilities	228,075	2,365,315
Convertible notes	-	3,959,995
Total current liabilities	1,114,787	6,965,674

Convertible notes, net of unamortized discounts of $0 and $211,543	-	113,457
Total liabilities	1,114,787	7,079,131

Stockholders' deficit:
Convertible preferred stock, Series A, par value $0.001 per share;
50,000,000 shares authorized; 8,000,000 shares issued and
outstanding	8,000	8,000
Convertible preferred stock, Series B, par value $0.001 per share;
3,592,238 shares authorized; 2,370,990 and no shares issued and
outstanding	2,371	-
Convertible preferred stock, Series C, par value $0.001 per share;
50,000,000 shares authorized; 4,032,977 and no shares issued and
outstanding	4,034	-
Convertible preferred stock, Series D, par value $0.001 per share;
50,000,000 shares authorized; 20,000 and no shares issued and
outstanding	20	-
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,050,961 and 11,026,013 shares issued and
outstanding	23,050	11,026
Additional paid-in capital	18,713,183	(76,214)
Accumulated deficit	(19,418,327)	(4,579,498)
Total stockholders' deficit	(667,669)	(4,636,686)
Total liabilities and stockholders' deficit	$447,118	$2,442,445

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	MV Portfolios, Inc. and Subsidiaries	MV Patents, LLC	MV Portfolios, Inc. and Subsidiaries	MV Patents, LLC
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Operating expenses:
General and administrative	$5,415,391	$82,035	$12,342,518	$232,762
Loss from operations	5,415,391	82,035	12,342,518	232,762

Other income (expenses):
Interest expense	-	(4,942)	(4,629,943)	(8,341)
Gain on change in fair value of derivative liabilities	2,055,637	-	2,137,240	-
Total other income (expense), net	2,055,637	(4,942)	(2,492,703)	(8,341)

Loss from continuing operations	(3,359,754)	(86,977)	(14,835,221)	(241,103)

Loss from discontinued operations	(3,167)	-	(3,608)	-
Net loss	$(3,362,921)	$(86,977)	$(14,838,829)	$(241,103)

Basic and diluted net loss per share:
Loss from continuing operations per share	$(0.15)		$(0.86)
Loss from discontinued operations per share	(0.00)		(0.00)
Net loss per share	$(0.15)		$(0.86)

Weighted average number of common shares outstanding
- basic and diluted	21,931,662		17,258,675

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	MV Portfolios, Inc. and Subsidiaries	MV Patents, LLC
	Six Months Ended	Six Months Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(14,838,829)	$(241,103)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	441	-
Impairment of mining rights	450,000	-
Loss on disposal of assets held for sale	3,167	-
Amortization of debt discounts and deferred financing costs	4,561,099	-
Gain on change in fair value of derivative liabilities	(2,137,240)	-
Options expense	5,507,151	-
Stock based compensation	3,676,000	-
Warrants issued for services	305,837	-

Loss on common stock issued for liabilities	229,850	-
Loss on Series B preferred stock issued for liabilities	220,470	-

Change in operating assets and liabilities:
Prepaid expenses	214,213	-
Accounts payable and accrued expenses	659,891	220,050
Net cash used in operating activities	(1,147,950)	(21,053)

Cash flows from financing activities:
Repayment of convertible notes	(300,000)	-
Proceeds from participation notes	-	20,000
Net cash (used) provided by financing activities	(300,000)	20,000

Net (decrease) increase in cash	(1,447,950)	(1,053)
Cash, beginning of period	1,468,401	2,523
Cash, end of period	$20,451	$1,470

Supplemental disclosures of cash flow information:
Interest paid	$15,000	-
Income taxes paid	-	-

Non-cash investing and financing activities:
Conversion of convertible notes to Series C preferred stock	$3,660,000	$-
Beneficial conversion feature	3,660,000	-
Common stock issued to related party for mining rights	450,000	-
Common stock issued for exchange of warrants	4,000	-
Conversion of Series C preferred stock to common stock	3,684	-
Common stock issued for liabilities	339,009	-
Conversion of convertible notes to Series B	325,000	-
Series B preferred stock issued for liabilities	300,000	-
Conversion of accrued interest to Series C preferred stock	198,578	-
Conversion of Series B preferred stock to common stock	1,221	-
Conversion of accrued interest to Series B preferred stock	26,271	-

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Interim Financial Statements

The unaudited consolidated financial statements of MV Portfolios, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2014 and for the six month periods ended December 31, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

On November 20, 2014, the Company formed a wholly owned subsidiary, Flexine, Inc., which will explore productization potential from a patent from Harvard University for a novel material that may be used to create a unique variable focus lens for SmartPhone cameras.

On November 20, 2014, the Company formed a wholly owned subsidiary, ResoCator, Inc.(which name was changed to LocatorX, Inc. in March 2016), which will explore productization potential from a patent from the University of Oxford for a Miniature Atomic Clock (“MAC”).  MV Portfolios, Inc. has signed an option agreement for US Patent 82217724 with ISIS Innovations (University of Oxford’s patent licensing company).

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses for all periods presented, as the ongoing business has not yet commenced. The Company has not established an ongoing source of revenues and has funded activities to date primarily from convertible notes and common stock offerings. In addition, the Company had a working capital deficit as of December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

While the Company believes it will be successful in obtaining the necessary financing to (i) fund its operations, (ii) monetize its patents and meet revenue projections and (iii) manage costs, it does not currently have any financing plans in place and there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. Operating results for the six month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.

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

The following table presents summarized operating results for these discontinued operations. The table below does not present MV Patents because the historical financial information represents the activity of MV Patents as the predecessor business to VRE, and does not include any of the operations of the discontinued exploration stage mining business. The historical financial information for MV Patents for the six months ended December 31, 2013 is included in the accompanying consolidated financial statements.

Six Months Ended December 31, 2014
Loss from discontinued operations	$3,608

Components of assets from discontinued operations consist of the following as of December 31, 2014 and June 30, 2014

	December 31, 2014	June 30, 2014
Current assets:
Property and equipment	$-	$8,809
Less: accumulated depreciation	-	(5,201)
Total assets held for sale	$-	$3,608

5. Related Party Transactions

Officer and director fees totaled $107,500 and $86,524 for the six month periods ended December 31, 2014 and 2013, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

In September 2014 the Company granted 5,140,339 common stock options to its officers (see Note 10). The total fair value of the award was estimated to be $9,605,675. Share-based compensation expense is recognized ratably over the vesting periods. For the six month period ended December 31, 2014, the Company recognized share-based compensation expense as a component of general and administrative expenses of $5,507,151.

As of December 31, 2014, the Company owed its officers and directors $17,917 for compensation which was recorded as accounts payable and accrued liabilities in its consolidated balance sheets. As of December 31, 2013, MV Patents owed its officers and directors $480,790, which was recorded as accrued salaries-member in its consolidated balance sheets.

In August 2014, the Company issued 300,000 shares of common stock for certain unpatented mining claims valued at $450,000 on the date of the acquisition. The mining claims were owned by a company whose sole owner is an officer and Director of the Company. In addition, the Company determined that $450,000 was impaired and an expense was recognized in the quarter ended December 31, 2014.

6. Derivative Liabilities

As of December 31, 2014 and June 30, 2014, there were 2,965,705 and 2,820,778 outstanding derivative warrants, respectively, with 1,440,036 and 1,410,389 common shares issuable upon exercise, respectively. The warrants qualify as derivative liabilities due to the existence of reset provisions which cause the instruments to no longer be indexed to the Company’s own stock under FASB ASC 815.

The Company estimated the fair value of the outstanding derivative warrants using a probability-weighted scenario analysis model. As of December 31, 2014 and June 30, 2014, the fair value of the derivative warrants was determined to be $228,075 and $2,365,315, respectively resulting in a gain on the change in the fair value of derivative liabilities of $2,137,240 for the six month period ended December 31, 2014.

The following is a summary of the key assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Common stock issuable upon exercise of warrants	1,440,036	1,410,389
Exercise price	$1.38 and $1.09	$0.90 and $1.10
Market price of the Company’s common stock	$0.19	$1.75
Risk free interest rate	0.46%	0.47%
Dividend yield	0.00%	0.00%
Volatility	325.35%	278.08%
Expected term	0.98 -1.54 years	1.48-2.04 years

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of December 31, 2014 and June 30, 2014:

	Fair Value Measurement at December 31, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$-	$-	$228,075
Total	$-	$-	$228,075

	Fair Value Measurement at June 30, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$-	$-	$2,365,315
Total	$-	$-	$2,365,315

The following table sets forth the changes in the fair value of derivative liabilities for the six month period ended December 31, 2014:

Balance, June 30, 2014	$2,365,315
Change in fair value of derivative liabilities	(2,137,240)
Balance, September 30, 2014	$228,075

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

On August 26, 2014, the Company converted $3,858,578 of convertible notes, including accrued interest of $198,578, into 7,717,170 shares of the Company’s Series C convertible preferred stock, par value $0.001 (the “Series C Preferred Stock”), at a post-Reverse Split conversion price of $0.50 and subject to a 9.99% conversion blocker. Each share of Series C Preferred Stock will be entitled to a liquidation preference equal to $0.001 per share. Otherwise, the Series C Preferred Stock will be equivalent in all respects to the Common Stock, with each share of Series C Preferred stock entitled to one vote and the holders of the Series C Preferred Stock voting together with the holders of the Common Stock. The Series C Preferred Stock is convertible into common stock at a ratio of 1 to 1.

Pursuant to the conversion of convertible notes into Series C Preferred Stock, the Company incurred interest expense of $3,660,000 related to a beneficial conversion feature that existed within the underlying transactions.

During the six month period ended December 31, 2014, additional amortization expense of $211,543 and $689,556 was recognized associated with the debt discounts and deferred financing costs, respectively, related to the notes originally issued in November 2013, February 2014 and March 2014. The discounts and deferred financing costs associated with these notes were completely amortized at December 31, 2014. In addition, $300,000 of convertible note was paid off in cash.

9. Stockholders’ Equity

In August 2014, the Company issued 1,000,000 common shares to an unrelated party in exchange for financial advisory and investment banking services valued at $2,000,000. Additionally, 400,000 shares were issued for services with a fair value of $800,000. The expense was recognized in full during the six months ended December 31, 2014.

In August 2014, the Company issued 300,000 shares of common stock for certain unpatented mining claims valued at $450,000 on the date of the acquisition. The mining claims were owned by a company whose sole owner is a related party.

In September 2014, the Company issued 79,530 shares of Series B Preferred Stock as settlement of an outstanding payable of $79,530 for legal fees owed to an unrelated party. The fair value of the shares was determined to be $300,000 resulting in an additional expense of $220,470 recognized during the six months ended December 31, 2014. All shares of Series B Preferred Stock is convertible into common stock at a ratio of 1 to 1.

In September 2014, the Company issued an aggregate of 169,505 common shares to two unrelated parties as settlement of outstanding payables of $109,159 owed for professional services. The fair value of the shares was determined to be $339,009 resulting in an additional expense of $229,850 recognized during the six months ended December 31, 2014.

In September 2014, the Company issued 20,000 shares of Series D convertible preferred stock (the “Series D Preferred Stock”), to officers and Directors for compensation valued at $40,000, which was expensed during the six months ending December 31, 2014. The Series D Preferred Stock will be equivalent in all respects to the Company’s common stock, except that each share of Series D Preferred Stock will be entitled to cast 1,000 votes per share and contain liquidation preference. All shares of Series D Convertible Preferred Stock is convertible into common stock at a ratio of 1 to 1.

In October 2014, the Company issued a total of 1,250,000 common shares and warrants to purchase 900,000 common shares to a third party for consulting services valued at 1,501,837. There are 3 tranches of warrants, each comprising of warrants to purchase 300,000 shares, at exercise prices of $0.50, $1,00 and $2.00 per share. The warrants are exercisable immediately and expire on October 27, 2019.

In October 2014, the Company issued 1,221,250 common shares upon the conversion of 1,221,250 shares of Series B preferred stock.

In October 2014, the Company issued an aggregate of 3,684,193 common shares upon the conversion of 3,684,193 shares of Series C preferred stock.

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

On February 7, 2014, the Company granted an aggregate of 4,690,339 common stock options to certain officers and advisors of the Company. The stock options were granted upon the effectuation of the Reverse Split on September 8, 2014. The options are exercisable at $0.50 per share and expire on February 7, 2024. 3,690,339 of the option vest in twelve quarterly installments beginning February 7, 2014 and 1,000,000 of the options vest in twelve monthly installments beginning February 7, 2014. The total fair value of the award was estimated to be $9,380,675.

On October 21, 2014, the Company granted an aggregate of 450,000 common stock options to certain officers and advisors of the Company. The options are exercisable at $0.50 per share and expire on October 21, 2024. The options vest in four annual installments beginning October 21, 2014.

The estimated fair value of each option award granted was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for the options granted during the six months ended December 31, 2014:

2014
Risk-free interest rate	1.44% - 2.48%
Expected volatility	312.48% - 321.74%
Dividend yield	0.00%
Expected option term	2.5 - 5.9 years

A summary of the status of the Company’s stock option plan as of December 31, 2014 and changes during the six months ended December 31, 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	-	$ -
Granted	5,140,339	0.500
Outstanding at December 31, 2014	5,140,339	0.500	9.171	$ -
Exercisable at December 31, 2014	1,868,421	$ 0.500	9.157	$ -

Warrants

The following table presents the warrant activity during the six month period ended December 31, 2014 presented on a post 1 for 100 Reverse Split basis:

	Common Shares Covered by Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	1,995,600	$ 0.894	1.879	$ 1,860,154
Granted	900,000	1.167
Reset adjustment	34,736	1.310
Outstanding at December 31, 2014	2,930,336	$ 1.103	2.431	$ -
Exercisable at December 31, 2014	2,930,336	$ 1.103	2.431	$ -

11. Retirement Plan

Effective January 1, 2014, the Company adopted a qualified 401(k) deferred compensation plan, with deferrals beginning in June 2014. All employees who are eighteen years or older and have worked for at least three consecutive months are eligible to participate in the plan. The plan provides for mandatory safe-

harbor matching contributions and discretionary non-elective contributions as determined by management. The Company did not elect to make any contributions for the six month period ended December 31, 2014.

12. Commitments and Contingencies

On November 16, 2015 SiberLaw LLP filed for a default judgement against Visual Real Estate, Inc. for a liquidated amount of $146,736.43. The Duval county Florida court ruled in SiberLaw's favor, and the amount recorded as a liability on the balance sheet. SiberLaw registered a lien at the US Patent Trademark Office for all patents owned by the Company's  subsidiary Visual Real Estate Inc. These patents relate to Video Drive By family of patents including US Patents 7389181, 7929800, 8078396, 8090633, 8207964, 8213743, 8558848, 8554015.

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

Twelve Months ending December 31,

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

13. Subsequent Events

In January 2015, the Company issued 1,621,250 common shares upon the conversion of 1,621,250 shares of Series B preferred stock.

In March 2015, the Company issued 200,000 common shares to a third party for consulting services valued at $26,000.

During the period from February to June 2015, the subsidiary LocatorX issued 130,000 shares in exchange for $150,000 cash.

During the period from April 2015 to June 2016, the subsidiary LocatorX issued 4,090,000 options, with exercise prices from $0.10/share to $0.20/share, and vesting terms from 12 equal installments over 3 years, 8 equal installments over 3 years, to 1 installment over 1 quarter.

In July 2015, the Company borrowed $5,000 from their officer. The note is due on demand, and bears no interest.

During the period from July 2015 to April 2016, the subsidiary LocatorX issued 240,962 shares in exchange for $481,924 cash.

During the period from September to November 2015, the Company issued 10,500,000 common shares for a total cash consideration of $420,000 and 5,250,000 warrants to purchase up to an additional 2,625,000 common shares at $0.06 per share through a private placement of securities.

During the period from September to November 2015, the Company issued 9,500,000 common shares for a total fair value of $485,000 to settle $380,000 liabilities, and recognized a loss of $105,000. In addition, the Company issued 4,750,000 warrants to purchase up to an additional 2,375,000 common shares at $0.06 per share

In May 2016, the Company issued a convertible note for $25,000. Along with the debt offering, the Company also issued 1,666,667 warrants. The warrants were exercisable immediately with an exercise price of $0.06 per share and has an expiration date of May 26, 2021.

In June 2016, the Company issued 105,611 common shares upon the conversion of 105,611 shares of Series C preferred stock.

On September 1, 2016, the Company formed a wholly owned subsidiary, Rabbit Drones, Inc. (which name was changed to 1st Rescue, Inc. in January 2017), wich will explore the productization potential for a Miniature Atomic Clock (“MAC”) with a focus on medical equipment.

In October, 2016, the Company issued 52,806 common shares upon the conversion of 52,806 shares of Series C preferred stock.

In the period from November to December 2016, the Company issued 15,475,000 common shares for a consideration of $309,500 and 15,475,000 warrants to purchase up to an additional 7,737,500 common shares with an exercise price of $0.06/share through a private placement of securities. In addition, 11,225,000 additional common shares are to be deferred and issued at a later date. In total 26,700,000 were sold for cash. In connection with this private placement of securities, the Company agreed to become current with the reporting obligations under Section 12(g) of the Exchange Act and file all reports due thereunder.

In January 2017, the Company entered into employment agreements with the Chief Executive Officer and Chief Financial Officer. In connection with the employment agreements, options to purchase up to 10,000,000 common shares at $0.06 per share were issued.

In January 2017, the subsidiary LocatorX entered into royalty fee agreement that replaced the prior royalty fee agreement. The royalty fee agreement has a variable royalty fee based on the annual earned royalty ranging from 10.0% to 5.0%, with a minimum annual royalty fee of $60,000, and options to purchase 2,000,000 shares at an exercise price of $1.20/share.

In March 2017, the Subsidiary LocatorX issued 580,000 options with exercise price of $0.4/share to $1.2/share, and vesting term from fully vested immediately to 8 installments over 2 years.

In March 2017, the Company issued 4,400,000 common shares through a private placement of securities for a total consideration of $88,000, and issued warrants to purchase up to an additional 2,200,000 shares at $0.06 per share.

In March 2017, the Company issued 5,600,000 common shares to its officer to settle accrued salary for the amount of $112,000.

In March 2017, the Company issued 2,500,000 common shares to a third party for consulting services valued at $50,000.

In March 2017, the Company issued 85,000 Series E shares with 1000 to 1 voting rights pursuant to the November 2016 private placement of securities.

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

The Securities Exchange was consummated in anticipation of the Reverse Stock Split, which was effectuated on September 12, 2014; all share and per share amounts herein reflect the 1 for 100 Reverse Stock Split.

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

On March 17, 2014, VRE filed a patent infringement lawsuit against Google Inc. in the United States District Court for the Middle District of Florida. The lawsuit claims infringement of three of VRE’s patents.  On August 20, 2014, Google, Inc. filed four petitions for InterParties Review (“IPR”) before the Patent Trial and Appeal Board (“PTAB”) challenging our patent infringement claims.  On January 25, 2016, the PTAB issued a final written decision on the IPR which was not favorable to the Company.  The ruling, indicating that the claims were too broad, invalidated our most valuable claims.  Therefore, we have dropped the law suit.  We are in the process of determining if we want to pursue a second lawsuit with a tighter claim that speaks to the value of the additional damages that relate to having the very simple innovation that we brought to market of typing in an address and identifying a specific parcel location and picture of a property.

On November 20, 2014, the Company formed a wholly owned subsidiary, Flexine, Inc., which will explore productization potential from a patent from Harvard University for a novel material that may be used to create a unique variable focus lens for SmartPhone cameras.

On November 20, 2014, the Company formed a wholly owned subsidiary, ResoCator, Inc.(which name was changed to LocatorX, Inc. in March 2016), which will explore productization potential from a patent from the University of Oxford for a Miniature Atomic Clock (“MAC”).  MV Portfolios, Inc. has signed an option agreement for US Patent 82217724 with ISIS Innovations (University of Oxford’s patent licensing company).  We have interest and nondisclosure agreements in place with several companies that recognize the potential of the MAC devices that will be capable of being created. The Company completed the license agreement funding on October 1, 2015. The terms of the agreement allow for LocatorX, Inc. to license the patent to all markets and all locations and receive a royalty fee of 2% on sales and minimum payments starting in two years for the life of the patent which ends in 2032.

On March 9, 2016, LocatorX, Inc. moved its business operations to Florida and became domesticated as a Florida corporation.  ResoCator, Inc. thereafter ceased its business operations in Nevada and dissolved its corporate existence in Nevada.  In connection with the domestication in Florida, the Company amended and restated its Bylaws, as well as authorized a stock split.  The Board and Shareholders authorized and approved the Company to perform a stock split whereby each shareholder would receive 10 shares of common stock for each share of common stock currently owned by each such shareholder (the “Stock Split”).  In March, 2016, the Company changed its name from ResoCator, Inc. to “LocatorX, Inc.” by filing Articles of Amendment with the State of Florida.

On April 25, 2015, the Company decided not to renew its leases with the Bureau of Mines relating to its portfolio of Nevada properties as it was no longer a focus of operations and a potential buyer for the leases was not identified.  Therefore, CalGold de Mexico, S. de R.L. de C.V. was liquidated.  The Company reported a write off of $450,000 related to Mining Rights at December 31, 2014.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our historical results of operations up to February 6, 2014 reflect the business of MV Patents, which operated the VRE business, and MVP Portfolio, as the predecessor of the Company’s business.  Results of operations from February 7, 2014 through the date of this report include the pre-Securities Exchange business unrelated to VRE, which is reflected as discontinued operations in the consolidated financial statements, and the business of VRE. The results of operations for the three months ended December 31, 2014 include the consolidated results of operations of MV Portfolios, Inc. and Subsidiaries (including (i) CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico, and included in discontinued operations, (ii) VRE, (iii) Flexine, Inc. and (iv) ResCator, Inc.

Results of operations for the six month periods ended December 31, 2013 includes the results of operations of MV Patents, as the predecessor business to VRE.

Comparison of the three months ended December 31, 2014 and December 31, 2013

Our general and administrative expenses totaled $5,415,391 and $82,035 for the three months ended December 31, 2014 and 2013, respectively. General and administrative expenses increased to $5,415,391 for the three months ended December 31, 2014 from $82,035 for the three months ended December 31, 2013, primarily due to fees paid to consultants and professional service providers, and share based compensation for the officers of the company.

We recorded non-operating gains of $2,055,637 during the three months ended December 31, 2014, compared to non-operating expenses of $4,942 during the three months ended December 31, 2013. The non-operating gains during the three months ended December 31, 2004 related to the change in fair value of the derivative liabilities. The non-operating expenses of $4,942 during the three months ended December 31, 2013 consisted of interest expense.

We had a net loss of $3,362,916 for the three months ended December 31, 2014 and a net loss of $86,977 for the three months December 31, 2013, including losses from discontinued operations of $3,167 and $0, respectively, relating to the pre-Securities Exchange mining activities of California Gold and Subsidiary.

Comparison of the six months ended December 31, 2014 and December 31, 2013

Our general and administrative expenses totaled $12,342,518 and $232,762 for the six months ended December 31, 2014 and 2013, respectively. General and administrative expenses increased to $12,342,518 for the six months ended December 31, 2014 from $232,762 for the six months ended December 31, 2013, primarily due to fees paid to consultants and professional service providers, and share based compensation for the officers of the company.

We recorded non-operating expenses of $2,492,703 during the six months ended December 31, 2014, compared to non-operating expenses of $8,341 during the three months ended December 31, 2013. The increase was primarily related to interest expense of $3,660,000 associated with the beneficial conversion feature on certain notes payable that were converted into Series C Preferred Stock on August 26, 2014.  The company also incurred interest expense of $901,099 associated with the amortization of debt discounts and deferred financing costs, related to notes originally issued in November 2013, February 2014 and March 2014. Non-operating gains of $2,137,240 during the six months ended December 31, 2004 resulted from a change in the fair value of the derivative liabilities.

We had a net loss of $14,838,829 for the six months ended December 31, 2014 and a net loss of $241,103 for the six months December 31, 2013, including losses from discontinued operations of $3,608 and $0, respectively, relating to the pre-Securities Exchange mining activities of California Gold and Subsidiary.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2014 was $20,451 compared to $1,468,401 as of June 30, 2014.  The decrease resulted primarily from the net loss and the repayment of $300,000 of convertible notes, professional services and compensation expense to officers and employees of the Company.

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

Commitments

The Company has employment agreements with two employees and a separate consulting agreement with one of the Company’s executive officers. The aggregate future commitment under these agreements is as follows:

12 Months ending December 31,

2015	$390,000
2016	370,000
2017	61,667
$821,667

These agreements provide for additional bonus payments that are calculated as defined.

ITEM3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM4.  CONTROLS AND PROCEDURES

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

With respect to the quarterly period ended December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014.

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

On March 17, 2014, Visual Real Estate, Inc., our wholly-owned subsidiary and successor to MVP as a result of a corporate reorganization, filed a patent infringement lawsuit against Google Inc. in the United States District Court for the Middle District of Florida. The lawsuit claims infringement of three of Visual Real Estate’s patents: U.S. Patent number 7,389,181, entitled “Apparatus and Method for Producing Video Drive-By Data Corresponding to a Geographic Location”; U.S. Patent number 7,929,800, entitled “Methods and Apparatus for Generating a Continuum of Image Data”; and U.S. Patent number 8,078,396, entitled “Methods for and Apparatus for Generating a Continuum of Three Dimensional Image Data.” Among other things, the complaint identifies Google Street View and Google Earth as infringing Visual Real Estate’s patents. The case number is 3:14-cv-00274-TJC-PDB. On August 20, 2014, Google, Inc. filed four petitions for InterParties Review (“IPR”) before the Patent Trial and Appeal Board (“PTAB”) challenging our patent infringement claims.  On January 25, 2016, the PTAB issued a final written decision on the IPR which was not favorable to the Company.  The ruling, indicating that the claims were too broad, invalidated our most valuable claims.  Therefore, we have dropped the law suit.  We are in the process of determining if we want to pursue a second lawsuit with a tighter claim suit that speaks to the value of the additional damages that relate to having the very simple innovation that we brought to market of typing in an address and identifying a specific parcel location and picture of a property.

On January 5, 2015 ResoCator, Inc. filed a provisional patent application for the “Global Resource Locator”. The patent relates to a variety of useful inventions that are enabled by a Miniature Atomic Clock as described in Patent 8217724.  ResoCator, Inc. received an exclusive option for the Patent 8217724 from the University of Oxford.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended:

On August 24, 2014 we issued 300,000 shares to The David Stephen Group, LLC, an entity affiliated with David Rector, our Chief Operating Officer and a director.  These shares were issued as compensation for the assignment of certain unpatented mining claims located in Lander County, Nevada.

On September 9, 2014 we issued 400,000 shares to a third party for consulting services.

On September 10, 2014 we issued 19,505 shares to a third party for consulting services.

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

MV Portfolios, Inc.

(Registrant)

Date: April 17, 2017	By: /s/ William Meadow William Meadow Chief Executive Officer (Principal Executive Officer)
Date: April 17, 2017	By: /s/ Shea Ralph Shea Ralph Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)