Form 10-Q
period 2015-03-31
MV Portfolios, Inc.
filed 2017-04-17
CIK 1363573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

MV PORTFOLIOS, INC.

Form 10-Q

For the Quarter ended March 31, 2015

PART I

FINANCIAL INFORMATION

MV PORTFOLIOS, INC. AND SUBSIDIARIES

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash	$ 2,154	$ 1,468,401
Prepaid expenses	-	280,880
Deferred financing costs	-	689,556
Total Current Assets	2,154	2,438,837
Assets held for sale – from discontinued operations	-	3,608

Total assets	$ 2,154	$ 2,442,445

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 1,103,563	$ 640,364
Derivative liabilities	76,400	2,365,315
Convertible notes	-	3,959,995
Total current liabilities	1,179,963	6,965,674

Convertible notes, net of unamortized discounts of $0 and $211,543	-	113,457
Total liabilities	1,179,963	7,079,131

Stockholders' deficit:
Convertible preferred stock, Series A, par value $0.001 per share; 50,000,000 shares authorized; 8,000,000 shares issued and outstanding	8,000	8,000
Convertible preferred stock, Series B, par value $0.001 per share;
3,592,238 shares authorized; 749,740 shares and no shares issued
and outstanding	750	-
Convertible preferred stock, Series C, par value $0.001 per share;
50,000,000 shares authorized; 4,032,977 and no shares issued and
outstanding	4,033	-
Convertible preferred stock, Series D, par value $0.001 per share;
50,000,000 shares authorized; 20,000 and no shares issued and
outstanding	20	-
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 24,872,211 and 11,026,013 shares issued and
outstanding	24,872	11,026
Additional paid-in capital	19,953,892	(76,214)
Accumulated deficit	(21,167,315)	(4,579,498)
Total stockholders' deficit attributable to MV Portfolios, Inc.	(1,175,748)	(4,636,686)
Total stockholders’ equity attributable to noncontrolling interest	(2,061)	-
Total Stockholders’ deficit	(1,177,809)	(4,636,686)
Total liabilities and stockholders' deficit	$ 2,154	$ 2,442,445

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Operating expenses:
General and administrative	$ 1,901,234	$ 356,412	$ 14,243,752	$ 589,174
Acquisition related costs	-	1,472,706	-	1,472,706
Loss from operations	1,901,234	1,829,118	14,243,752	2,061,880

Other income (expenses):
	-	33	-	33
Interest expense	-	(404,994)	(4,629,943)	(413,335)
Gain on change in fair value of derivative liabilities	151,675	(2,380,540)	2,288,915	(2,380,540)
Total other income (expenses), net	151,675	(2,785,501)	(2,341,028)	(2,793,842)

Loss from continuing operations	(1,749,559)	(4,614,619)	(16,584,780)	(4,855,722)

Loss from discontinued operations	-	(212,479)	(3,608)	(212,479)
Net loss	$ (1,749,559)	$ (4,827,098)	$ (16,588,388)	$ (5,068,201)
Net loss attributable to non controlling interest	(571)	-	(571)	-
Net loss attributable to MV Portfolios, Inc.	$ (1,748,988)	$ (4,827,098)	$ (16,587,817)	$ (5,068,201)

Basic and diluted net loss per share:
Loss from continuing operations per share	$ (0.07)	$ (0.42)	$ (0.84)	$ (0.44)
Loss from discontinued operations per share	(0.00)	(0.02)	(0.00)	(0.02)
Net loss per share	$ (0.07)	$ (0.44)	$ (0.84)	$ (0.46)

Weighted average number of common shares outstanding
- basic and diluted	24,554,530	10,918,321	19,655,124	10,918,321

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	MV Portfolios, Inc. and Subsidiaries	MV Patents, LLC
	Nine Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(16,588,388)	$(5,068,201)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	441	294
Impairment of mining rights	450,000	-
Loss on disposal of assets held for sale	3,167	-
Amortization of debt discounts and deferred financing costs	4,561,099	347,068
Gain on change in fair value of derivative liabilities	(2,288,915)	2,380,540
Options expense	6,680,570	-
Stock based compensation	4,062,000	-
Warrants issued for services	305,837	-
Loss on common stock issued for liabilities	229,850	-
Loss on Series B preferred stock issued for liabilities	220,470	-
Settlement of legal fees through the issuance of convertible notes	-	25,000
Change in operating assets and liabilities:
Prepaid expenses	280,880	12,278
Accounts payable and accrued expenses	876,742	248,751
Net cash used in operating activities	(1,206,247)	(2,054,270)

Cash flows from investing activities:
Cash received in reverse merger	-	209,392
Net cash used in operating activities	-	209,392

Cash flows from financing activities:
Contribution by non controlling interest	40,000	-
Repayment of convertible notes	(300,000)	-
Stockholder contributions	-	2,757
Cash paid for debt issuance costs	-	(295,150)
Proceeds from issuing convertible notes	-	3,934,995
Proceeds from demand note	-	50,000
Proceeds from participation notes	-	20,000
Net cash (used) provided by financing activities	(260,000)	3,712,602

Net (decrease) increase in cash	(1,466,247)	1,867,724
Cash, beginning of period	1,468,401	2,523
Cash, end of period	$2,154	$1,870,247

Supplemental disclosures of cash flow information:
Interest paid	$15,000	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Conversion of convertible notes to Series C preferred stock	$3,660,000	$-
Beneficial conversion feature	3,660,000	-
Common stock issued to related party for mining rights	450,000	-
Common stock issued for exchange of warrants	4,000	-
Conversion of Series C preferred stock to common stock	3,684	-
Common stock issued for liabilities	339,009	-
Conversion of convertible notes to Series B	325,000	-
Series B preferred stock issued for liabilities	300,000	-
Conversion of accrued interest to Series C preferred stock	198,578	-
Conversion of Series B preferred stock to common stock	2,843	-
Conversion of accrued interest to Series B preferred stock	26,271	-

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Intrim Financial Statements

The unaudited consolidated financial statements of MV Portfolios, Inc. and Subsidiaries (collectively the “Company”) as of March 31, 2015 and for the nine month periods ended March 31, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Securities Exchange was consummated in anticipation of a 1 for 100 Reverse Split. As the share exchange was dependent upon the Reverse Split, all share and per share amounts herein have been retroactively restated to reflect the 1 for 100 Reverse Split as if it has been effected during all periods presented.

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

On March 6, 2014, MVP Portfolios changed its form of organization to a Florida corporation from a Florida limited liability company, and changed its name to Visual Real Estate, Inc. (“VRE”). VRE has historically maintained a June 30 fiscal year, through MV Patents, the predecessor business to MVP Portfolio.

As of June 30, 2015 VRE has not commenced its planned principal operations, the business of patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon VRE’s patented technology. VRE owns a patent portfolio it refers to as “Video Drive-by” and online mapping, which has previously been used by its predecessors and licensees commercially. VRE currently owns a patent portfolio consisting of eight (8) issued and sixteen (16) pending patents. The patents disclose systems and methods for providing video drive-by data to enable a street level view of a neighborhood surrounding a geographic location. The systems include, generally, a video and data server farm incorporating at least one (1) video storage server that stores video image files containing video drive-by data corresponding to a geographic location, a data base server that processes a data query received from a user over the internet and an image processing server. VRE’s activities since inception have consisted principally of acquiring additional technology patents and raising capital.

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

3.

Going Concern

The Company is engaged in limited operations. The Company primary activities are carried out through its subsidiaries ResoCator, Inc., Flexine, Inc. and Visual Real Estate, Inc. The ongoing business plan of the Company is to assert its intellectual property rights to monetize its patents through net recoveries. Net recoveries relate to monetary payments received by the Company in respect to its patents through judgments, settlements, royalty agreements, or other disposition of the patents or cash proceeds of any equity actually received as consideration for any such disposition, including those received in connection with litigation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses for all periods presented, as the ongoing business has not yet commenced. The Company has not established an ongoing source of revenues and has funded activities to date primarily from convertible notes and common stock offerings. In addition, the Company had a working capital deficit as of March 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

While the Company believes, it will be successful in obtaining the necessary financing to (i) fund its operations, (ii) monetize its patents and meet revenue projections and (iii) manage costs, it does not currently have any financing plans in place and there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. Operating results for the nine-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.

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

The following table presents summarized operating results for these discontinued operations. The table below does not present MV Patents because the historical financial information represents the activity of MV Patents as the predecessor business to VRE, and does not include any of the operations of the discontinued exploration stage mining business. The historical financial information for MV Patents for the nine months ended March 31, 2014 is included in the accompanying consolidated financial statements.

Nine Months Ended March 31, 2015
Loss from discontinued operations	$3,608

Components of assets from discontinued operations consist of the following as of March 31, 2015 and June 30, 2014.

	March 31, 2015	June 30, 2014
Current assets:
Property and equipment	$ -	$ 8,809
Less: accumulated depreciation	-	(5,201)
Total assets held for sale	$ -	$ 3,608

5. Related Party Transactions

Officer and director fees totaled $322,500 and $335,060 for the nine month periods ended March 31, 2015 and 2014, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

In September 2014 the Company granted 5,140,339 common stock options to its officers (see Note 10). The total fair value of the award was estimated to be $9,605,675. Share-based compensation expense is recognized ratably over the vesting periods. For the nine month period ended March 31, 2015, the Company recognized share-based compensation expense as a component of general and administrative expenses of $6,676,385

As of March 31, 2015, and June 30, 2014 the Company owed its officers and directors $117,917 and $17,917 respectively for compensation which was recorded as accounts payable and accrued liabilities in its consolidated balance sheets.

In August 2014, the Company issued 300,000 shares of common stock for certain unpatented mining claims valued at $450,000 on the date of the acquisition. The mining claims were owned by a company whose sole owner is an officer and Director of the Company. In addition, the Company determined that $450,000 was impaired and an expense was recognized in the nine months ended March 31, 2015.

6. Derivative Liabilities

As of March 31, 2015 and June 30, 2014, there were 2,965,705 and 2,820,778 outstanding derivative warrants, respectively, with 1,475,043 and 1,410,389 common shares issuable upon exercise, respectively. The warrants qualify as derivative liabilities due to the existence of reset provisions which cause the instruments to no longer be indexed to the Company’s own stock under FASB ASC 815.

The Company estimated the fair value of the outstanding derivative warrants using a probability-weighted scenario analysis model. As of March 31, 2015 and June 30, 2014, the fair value of the derivative warrants was determined to be $76,400 and $2,365,315, respectively resulting in a gain on the change in the fair value of derivative liabilities of $2,289,315 for the nine month period ended March 31, 2015.

The following is a summary of the key assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Common stock issuable upon exercise of warrants	1,475,043	1,410,389
Exercise price	$1.062 and $1.349	$0.90 and $1.10
Market price of the Company’s common stock	$0.16	$1.75
Risk free interest rate	0.46%	0.47%
Dividend yield	0.00%	0.00%
Volatility	213.31%	278.08%
Expected term	0.73-1.29 years	1.48-2.04 years

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of March 31, 2015 and June 30, 2014:

	Fair Value Measurement at March 31, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	-	-	76,400

	Fair Value Measurement at June 30, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	-	-	2,365,315

The following table sets forth the changes in the fair value of derivative liabilities for the nine month period ended March 31, 2015:

Balance, June 30, 2014	$2,365,315
Change in fair value of derivative liabilities	(2,288,915)
Balance, March 31, 2015	$76,400

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

On August 26, 2014, the Company converted $3,858,578 of convertible notes, including accrued interest of $198,578 into 7,717,170 shares of the Company’s Series C convertible preferred stock, par value $0.001 (the “Series C Preferred Stock”), at a post-Reverse Split conversion price of $0.50 and subject to a 9.99% conversion blocker. Each share of Series C Preferred Stock will be entitled to a liquidation preference equal to $0.001 per share. Otherwise, the Series C Preferred Stock will be equivalent in all respects to the Common Stock, with each share of Series C Preferred stock entitled to one vote and the holders of the Series C Preferred Stock voting together with the holders of the Common Stock. The Series C Preferred Stock is convertible into common stock at a ratio of 1 to 1.

Pursuant to the conversion of convertible notes into Series C Preferred Stock, the Company incurred interest expense of $3,660,000 related to a beneficial conversion feature that existed within the underlying transactions.

During the nine month period ended March 31, 2015, additional amortization expense of $211,543 was recognized associated with the debt discounts and deferred financing costs, respectively, related to the notes originally issued in November 2013, February 2014 and March 2014. The discounts and deferred financing costs associated with these notes were completely amortized at December 31, 2014. In addition, $300,000 of convertible note was paid off in cash.

9. Stockholders’ Equity

In August 2014, the Company issued 1,000,000 common shares to an unrelated party in exchange for financial advisory and investment banking services valued at $2,000,000. Additionally, 600,000 shares were issued for services with a fair value of $826,000. The expense was recognized in full during the nine months ended March 31, 2015.

In August 2014, the Company issued 300,000 shares of common stock for certain unpatented mining claims valued at $450,000 on the date of the acquisition. The mining claims were owned by a company whose sole owner is a related party.

In September 2014, the Company issued 79,530 shares of Series B Preferred Stock as settlement of an outstanding payable of $79,530 for legal fees owed to an unrelated party. The fair value of the shares was determined to be $300,000 resulting in an additional expense of $220,470 recognized during the nine months ended March 31, 2015. All shares of Series B Preferred Stock is convertible into common stock at a ratio of 1 to 1.

In September 2014, the Company issued an aggregate of 169,505 common shares to two unrelated parties as settlement of outstanding payables of $109,159 owed for professional services. The fair value of the shares was determined to be $339,009 resulting in an additional expense of $229,850 recognized during the nine months ended December, 31, 2014.

In September 2014, the Company issued 20,000 shares of Series D convertible preferred stock (the “Series D Preferred Stock”), to officers and Directors for compensation valued at $40,000, which was expensed during the nine months ending March 31, 2015. The Series D Preferred Stock will be equivalent in all respects to the Company’s common stock, except that each share of Series D Preferred Stock will be entitled to cast 1,000 votes per share and contain liquidation preference. All shares of Series D Convertible Preferred Stock is convertible into common stock at a ratio of 1 to 1.

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

During the nine months ended March 31, 2015, the Company issued 2,842,500 common shares upon the conversion of 2,842,500 shares of Series B preferred stock.

In October 2014, the Company issued an aggregate of 3,684,193 common shares upon the conversion of 3,684,193 shares of Series C preferred stock.

As a result of the effectuation of the Reverse Split on September 8, 2014, the Company issued 4,000,000 common shares under an exchange agreement for warrants originally issued in November 2013.

From February through March 2015, the Company’s wholly owned subsidiary LocatorX, Inc. issued 40,000 shares for proceeds of $40,000. The issuance of the subsidiary shares resulted in an adjustment to noncontrolling interest of $1,490.

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

The estimated fair value of each option award granted was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for the options granted during the nine months ended March 31, 2015:

31-Mar-15
Risk free interest rate	1.44% - 2.48%
Expected stock price volatility	312.48% - 321.74%
Dividend yield	0.00%
Expected option term	2.5 - 5.9 years

A summary of the status of the Company’s stock option plan as of March 31, 2015 and changes during the nine months ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value
Outstanding as of June 30, 2014	-	$-
Granted	5,140,339	0.500
Forfeited	-	-
/Outstanding as of December 31, 2014	5,140,339	$0.500	8.675	$-
Options vested and exercisable	2,066,808	$0.500	8.652	$-

LocatorX Options

From January through March 2015, LocatorX granted an aggregate of 250,000 common stock options to certain consultants of the Company. The options are exercisable at $0.10 per share and expire on December 31, 2020. The options vest in twelve quarterly installments.

The fair value of as of March 31, 2015 is $13,213 and the expense recognized for the nine months ended is $4,185.

The estimated fair value of each option award granted was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for the options granted during the year ended June 30, 2015:

2015
Risk-free interest rate	1.07%
Expected volatility	73.58%
Dividend yield	0.00%
Expected option term	3.0-4.4 years

A summary of the status of LocatorX’s stock options as of March 31, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	-	$ -
Granted	250,000	0.100
Outstanding at March 31, 2015	250,000	0.100	5.76	$ -

Exercisable at March 31, 2015	20,833	$ 0.100	5.76	$ -

Warrants

The following table presents the warrant activity during the nine month period ended March 31, 2015 presented on a post 1 for 100 Reverse Split basis:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value
Outstanding as of June 30, 2014	1,995,600	$0.894	1.879	$1,860,154
Reset adjustments	69,743	1.352
Granted	900,000	1.167
Outstanding as of March 31, 2015	2,965,343	$1.110	2.169	$-
Options vested and exercisable	2,965,343	$1.110	2.169	$-

11. Retirement Plan

Effective January 1, 2014, the Company adopted a qualified 401(k) deferred compensation plan, with deferrals beginning in June 2014. All employees who are eighteen years or older and have worked for at least three consecutive months are eligible to participate in the plan. The plan provides for mandatory safe-harbor matching contributions and discretionary non-elective contributions as determined by management. The Company did not elect to make any contributions for the nine month period ended March 31, 2015.

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

2015	$322,000
2016	430,000
2017	44,767
$797,767

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

Outstanding shares of common stock includes 150,000 shares that contain nonstandard anti-dilution provisions which reset with future issuances of common stock if the Company issues any common stock, or securities convertible into or exercisable for shares of common stock, at a price per share or conversion or exercise price per share less than $2.00. These anti-dilution rights mature on March 31, 2015.

13. Subsequent Events

During the period from February to June 2015, the subsidiary LocatorX issued 90,000 shares in exchange for $110,000 cash.

During the period from April 2015 to June 2016, the subsidiary LocatorX issued 4,090,000 options, with exercise price from $0.10/share to $0.20/share, and vesting term from 12 equal installments over 3 years, 8 equal installments over 3 years, to 1 installment over 1 quarter.

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

In the period from November to March 2016, the Company issued 15,475,000 common shares for a consideration of $309,500 and 15,475,000 warrants to purchase up to an additional 7,737,500 common shares with an exercise price of $0.06/share through a private placement of securities. In addition, 11,225,000 additional common shares are to be deferred and issued at a later date. In total 26,700,000 were sold for cash. In connection with this private placement of securities, the Company agreed to become current with the reporting obligations under Section 12(g) of the Exchange Act and file all reports due thereunder.

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

On November 20, 2014, the Company formed a wholly owned subsidiary, ResoCator, Inc.(which name was changed to LocatorX, Inc. in March 2016), which will explore productization potential from a patent from the University of Oxford for a Miniature Atomic Clock (“MAC”).  MV Portfolios, Inc. has signed an option agreement for US Patent 82217724 with ISIS Innovations (University of Oxford’s patent licensing company).  We have non-binding interest and nondisclosure agreements in place with several companies that recognize the potential of the MAC devices that we believe we will be capable of being created assuming, among other items, that we have sufficient funding, for which we have no commitments. The Company completed the license agreement funding on October 1, 2015. The terms of the agreement allow for LocatorX, Inc. to license the patent to all markets and all locations and receive a royalty fee of 2% on sales and minimum payments starting in two years for the life of the patent which ends in 2032.

On March 9, 2016, LocatorX, Inc. moved its business operations to Florida and became domesticated as a Florida corporation.  ResoCator, Inc. thereafter ceased its business operations in Nevada and dissolved its corporate existence in Nevada.  In connection with the domestication in Florida, the LocatorX, Inc. amended and restated its Bylaws, as well as authorized a stock split.  The Board and Shareholders authorized and approved the Company to perform a stock split whereby each shareholder would receive 10 shares of common stock for each share of common stock currently owned by each such shareholder (the “Stock Split”).  In March, 2016, the Company changed its name from ResoCator, Inc. to “LocatorX, Inc.” by filing Articles of Amendment with the State of Florida.

On April 25, 2015, the Company decided not to renew its leases with the Bureau of Mines relating to its portfolio of Nevada properties as it was no longer a focus of operations and a potential buyer for the leases was not identified.  Therefore, CalGold de Mexico, S. de R.L. de C.V. was liquidated.  The Company reported a write off of $450,000 related to Mining Rights at March 31, 2015.

Results of Operations

Our historical results of operations up to February 6, 2014 reflect the business of MV Patents, which operated the VRE business, and MVP Portfolio, as the predecessor of the Company’s business.  Results of operations from February 7, 2014 through the date of this report include the pre-Securities Exchange business unrelated to VRE, which is reflected as discontinued operations in the consolidated financial statements, and the business of VRE. The results of operations for the three months ended March 31, 2015 include the consolidated results of operations of MV Portfolios, Inc. and Subsidiaries (including (i) CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico, and included in discontinued operations, (ii) VRE, (iii) Flexine, Inc. and (iv) ResCator, Inc.

Results of operations for the nine month periods ended March 31, 2014 includes the results of operations of MV Patents, as the predecessor business to VRE.

Comparison of the three months ended March 31, 2015 and March 31, 2014

Our general and administrative expenses totaled $1,901,234 and $356,412 for the three months ended March 31, 2015 and 2014, respectively. General and administrative expenses increased to $1,901,234 for the three months ended March 31, 2015 from $356,412 for the three months ended March 31, 2014 primarily due to fees paid to consultants and professional service providers, and share based compensation for the officers of the company.

We recorded non-operating gains of $151,675 during the three months ended March 31, 2015, compared to non-operating expenses of $2,785,501 during the three months ended March 31, 2014. The non-operating gains during the three months ended March 31, 2004 related to the change in fair value of the derivative liabilities. The non-operating expenses of $404,994 during the three months ended March 31, 2014 consisted of interest expense.

We had a net loss of $1,749,559 for the three months ended March 31, 2015 and a net loss of $4,827,098 for the three months March 31, 2014, including losses from discontinued operations of $0 and $219,479, respectively, relating to the pre-Securities Exchange mining activities of California Gold and Subsidiary.

Comparison of the nine months ended March 31, 2015 and March 31, 2014

Our general and administrative expenses totaled $14,243,752 and $589,174 for the nine months ended March 31, 2015 and 2014, respectively. General and administrative expenses increased to $14,243,752 for the nine months ended March 31, 2015 from $589,174 for the nine months ended March 31, 2014, primarily due to fees paid to consultants and professional service providers, and share based compensation for the officers of the company.

We recorded non-operating expenses of $2,341,028 during the nine months ended March 31, 2015, compared to non-operating expenses of $2,793,842 during the three months ended March 31, 2014. The increase was primarily related to interest expense of $3,660,000 associated with the beneficial conversion feature on certain notes payable that were converted into Series C Preferred Stock on August 26, 2014.  The total incurred interest expense was $4,629,943 which includes the $3,660,000 mentioned above as well as $969,943 for the amortization of debt discounts and deferred financing costs, related to notes originally issued in November 2013, February 2014 and March 2014. Non-operating gains of $2,288,915 during the nine months ended March 31, 2004 resulted from a change in the fair value of the derivative liabilities.

We had a net loss of $16,588,388 for the nine months ended March 31, 2015 and a net loss of $5,068,201 for the nine months March 31, 2014, including losses from discontinued operations of $3,608 and $212,479, respectively, relating to the pre-Securities Exchange mining activities of California Gold and Subsidiary.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of March 31, 2015 was $2,154 compared to $1,468,401 as of June 30, 2014.  The decrease resulted primarily from the net loss and the repayment of $300,000 of convertible notes, professional services and compensation expense to officers and employees of the Company.

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

Calendar Year Commitments

2015	$322,500
2016	430,000
2017	44,767
$797,267

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

With respect to the quarterly period ended March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

ITEM1.  LEGAL PROCEEDINGS

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

ITEM2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended:

On August 24, 2014 we issued 300,000 shares to The David Stephen Group, LLC, an entity affiliated with David Rector, who was our Chief Operating Officer and a director from Feb 07, 2014 and resigned effective Jan 12, 2015.  These shares were issued as compensation for the assignment of certain unpatented mining claims located in Lander County, Nevada.

On September 9, 2014 we issued 400,000 shares to a third party for consulting services.

On September 10, 2014 we issued 19,505 shares to a third party for consulting services.

ITEM3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of MV Portfolios, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of MV Portfolios, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of MV Portfolios, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of MV Portfolios, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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