Form 10-K
period 2015-06-30
MV Portfolios, Inc.
filed 2017-04-17
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: June 30, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to

Commission file number	000-54706

MV PORTFOLIOS, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	83-0483725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 Isabella boulevard
Suite 50
Jacksonville Beach, FL 32250	32256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (904) 571-5718

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐     No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer        ☐                                          Accelerated Filer ☐

Non-Accelerated Filer          ☐                                          Smaller reporting company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑

As of March 31, 2017, there were 84,230,628 shares of the registrant’s common equity outstanding.

On December 31, 2016, the last business day of the registrant's most recently completed second fiscal quarter, 41,620,628 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $1,664,825, based on the last sale price of $0.04 per share of the common stock on December 31, 2016. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K, including without limitation, statements including the words “believes,” “estimates”, “expects,” and words of similar import, constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MV Portfolios, Inc. (the “Company”), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements.

PART I

ITEM 1.     BUSINESS

Company History

We were incorporated on April 19, 2004, and for much or our history were engaged in the acquisition and exploration of mineral properties.  We have shifted our focus during 2014 and are now an intellectual property company that owns patented and unpatented intellectual property.  On August 28, 2014, we changed our name to MV Portfolios, Inc.

The MVP Acquisition

During 2014, we acquired 8 issued and 11 pending patents.  The patents disclose systems and methods for providing video drive-by data to enable a street level view of a neighborhood surrounding a geographic location.  The systems include, generally, a video and data server farm incorporating at least one video storage server that stores video image files containing video driver-by data corresponding to a geographic location, a data base server that processes a data query received from a user over the internet and an image processing server.

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

Pursuant to the Securities Exchange Agreement:

●

At the closing of the MVP Acquisition and pursuant to the terms of the Securities Exchange Agreement, all of the membership interests of MVP issued and outstanding immediately prior to the closing were exchanged (the "Securities Exchange") for the right to receive 9,385,000 post-Reverse Split shares of our common stock.

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

●

Upon the closing of the MVP Acquisition, William Meadow was appointed Chief Executive Officer and Chairman of the Board of Directors, Shea Ralph was appointed Chief Financial Officer, Treasurer, Secretary and director and David Rector was appointed Chief Operating Officer (who resigned on January 9, 2015).  James Davidson resigned as Chief Executive Officer and a director of the Company and Michael Baybak resigned as Interim Treasurer, Secretary and a director.

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

2014 10% Convertible Notes Private Placement Offering

Also on February 7, 2014, we completed a first closing of a related private placement offering (the “2014 Notes Offering”) of $2,942,495 in principal amount of our 10% convertible promissory notes (the “2014 Notes”).  The 2014 Notes sold in the first closing automatically converted into 5,581,547 shares, including shares issued as converted interest, of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a post-Reverse Split conversion price of $0.50 per share, upon the Company’s filing of a Certificate of Designation of Series C Convertible Preferred Stock (the “Certificate of Series C Designation”) with the Secretary of State of the State of Nevada following completion of the proposed Authorized Capital Increase (defined below) and the related filing of the Articles Amendments (defined below).

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

The Series D Preferred Stock

Concurrently with the closing of the Securities Exchange, we sold to each of David Rector and William Meadow, ten thousand (10,000) shares at a price of $0.10 per share (calculated on a post-Reverse Split basis) of our to be authorized and designated Series D Convertible Preferred Stock (the "Series D Preferred Stock").  The Series D Preferred Stock will be equivalent in all respects to the Common Stock, other than each share of Series D Preferred Stock will be entitled to cast 1,000 votes per share and will have a liquidation preference equal to $0.10 per share.  Each share of Series D Preferred Stock will automatically convert into One (1) share of Common Stock on the earlier of: (i) the listing the Company's securities on a national securities exchange and (ii) a change of control of the Company.  William Meadow delivered an irrevocable voting proxy to David Rector covering the shares of Series D Preferred Stock held by Meadow. These shares were assigned to Mr. Meadow upon Mr. Rector's resignation on Jan 09 2015. Mr. Rector assigned his 10,000 shares of Series D Preferred Stock to Mr. Shea Ralph.

The Reverse Stock Split and Related Matters

On August 28, 2014, the Company filed a certificate of amendment to its Amended and Restated Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada in order to (i) effectuate a reverse stock split of its common stock with a reverse split ratio of one-for-one hundred (1:100) (the “Reverse Split”), (ii) increase its authorized capitalization from 300,000,000 shares of Common Stock and 22,000,000 share of blank check preferred stock, to 300,000,000 shares of common stock and 50,000,000 shares of blank check preferred stock, par value $0.001 per share (the “Authorized Capital Increase”) and (iii) change its name to “MV Portfolios, Inc.” from “California Gold Corp.” (the Name Change).

The Name Change and the Reverse Split became effective for our principal market, the OTC Markets, Inc. QB Tier, upon approval by the Financial Industry Regulatory Authority (FINRA) at which time a new trading symbol, “MPVI” became effective.

Description of MVP’s Business

MVP is engaged in the business of patent acquisition, product development, patent licensing and when necessary assertion of rights under patents against parties believed to be selling goods or services that rely upon our patented technology. MVP employees and consultants actively contact University Offices of Technology Licensing to review their inventory of existing patents and provisional filings available for license. If a patent or patent application appears to have commercial value once productized, MVP will invest to complete a more robust search for prior art. Once the prior art process in completed, MVP will contract with the University or patent owner to obtain an option for exclusive rights for a 6 to 12 month period. Once an option right is established, MVP will research the market and develop a business plan for angel investors.

The Company owns a patent portfolio we refer to as "Video Drive-by" and online mapping, which has previously been used by MVP's predecessors and licensees commercially.  We currently own (through MVP) a patent portfolio consisting of 8 issued and 11 pending patents.  The patents disclose systems and methods for providing video drive-by data to enable a street level view of a neighborhood surrounding a geographic location.  The systems include, generally, a video and data server farm incorporating at least one video storage server that stores video image files containing video drive-by data corresponding to a geographic location, a data base server that processes a data query received from a user over the internet and an image processing server.  Now that the Transactions have closed, MVP enforced its intellectual property rights through litigation against, and/or licensing with, any companies that are believed to be infringing certain of the patents owned by MVP.  MVP expects to use net proceeds from the Private Placement to pay legal fees and costs relating to these planned litigations.

MVP provides a variety of operational services to its subsidiaries for its start-up subsidiaries. The Company has intercompany transfer agreements for service provided as well as intercompany loans.

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

We continue to actively seek to broaden our intellectual property portfolio.   Our philosophy is to seek and acquire intellectual property and technology.  We are reviewing portfolio opportunities with a view toward acquiring those which we believe have potential for monetization through licensing opportunities or enforcement which may be related or unrelated to the Video Drive-by and online mapping patents.  We are actively engaged in due diligence with respect to a number of patent and intellectual property portfolios and are in discussions as to the acquisition of several such portfolios.  On August 15, 2014, MVP signed an option agreement with Harvard University related to a dielectric elastomer innovation that has the potential to create digital smart phone images where all objects are in focus. The Company decided to not pursue productization of the diaelectric elastomer innovation in early 2015. We will likely need to raise additional capital to complete any such acquisition.  There is no assurance that we will succeed in acquiring any such portfolios, as to the terms of any such acquisition or that we will successfully monetize any portfolio that we acquire.

Key Elements of Business Strategy

Our intellectual property acquisition, development and licensing business strategy will include the following key elements:

· Identify Emerging Growth Areas where Patented Technologies will Play a Vital Role

Certain technologies become core technologies in the way products and services are manufactured, sold and delivered by companies across a wide array of industries.  In conjunction with our partners, patent attorneys, and other patent sourcing professionals, we plan identify core, patented technologies that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services.

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

· Successfully License and Enforce Patents with Significant Royalty Potential

As part of the patent evaluation process, significant consideration is also given to the identification of potential licenses, customers, infringers, industries within which the potential infringers exist, longevity of the patented technology, and a variety of other factors that directly impact the magnitude and potential success of a licensing, development and enforcement program.  We are seeking to hire individuals trained in commercialization and in evaluating potentially infringing technologies and in presenting the claims of our patents and demonstrating how they apply to companies we believe are using our technologies in their products or services.  These presentations can take place in a non-adversarial business setting, but can also occur through the litigation process, if necessary.  Ultimately, we may will execute patent licensing arrangements with users of our patented technologies through licensing negotiations, without the filing of patent infringement litigation, or through the negotiation of license and settlement arrangements in connection with the filing of patent infringement litigation.

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

On November 20, 2014, the Company formed a wholly owned subsidiary, ResoCator, Inc., which will explore productization potential from a patent from the University of Oxford for a Miniature Atomic Clock (“MAC”).  MV Portfolios, Inc. executed an option agreement for US Patent 82217724 with ISIS Innovations (University of Oxford’s patent licensing company).  We have interest and nondisclosure agreements in place with several companies that recognize the potential of the MAC devices that will be capable of being created.

On April 25, 2015, the Company decided not to renew its leases with the Bureau of Mines relating to its portfolio of Nevada properties as it was no longer a focus of operations and a potential buyer for the leases was not identified.  Therefore, CalGold de Mexico, S. de R.L. de C.V. was liquidated.  The Company reported a write off of $450,000 related to Mining Rights at December 31, 2014.

Subsidiary Operations

ResoCator, Inc. (“ResoCator”) was established to develop and market new technologies based on University of Oxford’s patented Miniature Atomic Clock (MAC). In July 2015, ResoCator acquired exclusive global rights for all fields of use to the Patent 8217724 / EP2171546B1. Following is an overview of the ResoCator operations.

Background: Clocks are an essential core component of all forms of computing and communications. GPS satellites using atomic clocks enable trilateration calculation of a terrestrial device location by measuring the time delay of arrival. (The speed of light is about 1 foot every billionth of a second.) Quartz clocks in computers help manage the processing that takes place on chip, on the circuit board and on its network. Radios in cell towers rely on atomic clocks to manage and coordinate the transmissions of multi gigahertz transmissions. All fiber optic networks use atomic clock timings for synchronization.

Unique Competitive Advantages: ResoCator’s MAC solves several problems that have existed for decades computing, communication and location based services.  First, the MAC will require no standby power. Secondly, the MAC is indeed miniature and we believe the incremental space it will occupy on a chip will be less than 1mm2. Finally, the MAC will benefit from the extreme low cost of high volume wafer scale production. We recognize significant challenges in fully deploying the Oxford innovation and creating high volume products. To ResoCator’s knowledge, there are no other molecular species of the type described in the patent which deliver the spin properties and measurable phase-shift requisite for building a stable solid-state atomic clock device. Current small atomic clocks rely on a Cesium Ion cloud that needs constant power and a variety of complex supporting electronics to work.

Product Offerings:  ResoCator when fully funded anticipates productizing and licensing MAC based technologies. The first location product family will be the “Global Resource Locator” (GRL) which is part of a suite of devices and services that will compete with GPS as well as many other interior “beacon based” location based technologies. GRL devices will enable highly accurate locating of any object, whenever radio waves from terrestrial cell towers and other RF sources exist, using on-board atomic clock based trilateration - with an anticipated drastic reduction in price, size and power consumption as compared to current atomic clock technology.

Sales and Marketing: ResoCator when fully funded anticipates building a small strategic licensing team focused on a targeted list of Strategic Partners. ResoCator intends to work with the Strategic Partners to integrate, productize and then license MAC enhanced products and services. Field of use and transaction based licenses will be offered for MAC chip designs, MAC chips, GRL devices, transaction servers (location, timing, communication, security, RF network access, etc.) and integrated into a variety of electronics such as IoT devices. Strategic Partners will provide expertise and access to their existing MEMS & CMOS design/production facilities, assembly operations, applications platforms, sales and marketing teams, and their distribution channels and end user customers.

   Phase 1: Develop production plan and functional first generation devices.

   Phase 2: Develop volume production based design and begin shipments.

Potential Product Uses: Nearly everyone on the planet now has a Smartphone device that can let them easily interoperate with other electronic devices. The Internet of Things concept represents thousands of device designs in hundreds of categories. ResoCator anticipates that it will be able to license the patent MAC and additional technology enhancements (GRLs) to a variety of strategic technology partners who can bring immediate market credibility, rapid productization and customers to adopt and enjoy the benefits. Management believes the unique molecular nature of this fundamental patent will provide both ResoCator, Inc. and our Strategic Partners strong long-term patent protection. Atomic clocks provide additional accuracy enabling, among other things, precise trilateration for measuring Time Delay of Arrival (TDOA) of radio signals, which move about 1 foot every billionth of a second. Atomic clocks are found in many core infrastructure systems every fiber optic network, high-end routers and cell towers. Most atomic clocks are priced in the $1,000 to $50,000 range. We believe our technology will be a dramatically lower and more importantly consume zero standby power.

Location Market Opportunity: GPS technology has achieved global penetration with revenue representing $27 billion across all markets. The MAC will enable location determination in nearly all locations (indoors and out) where people live, work and play. Management believes the global market for the indoor GRL technology is nearly as large as the GPS market. Currently, virtually no item or device can derive and store information on its location, both indoors and outdoors, without special transmitters or “beacon” located on-site. GRL technology will be able to do this without beacons. The opportunity is to replace GPS with GRL.

Potential Product Benefits: ResoCator anticipates that the MAC innovation, if successfully developed will enable a variety of new value propositions for a number of uses. The list below can be applied across multiple product types and industries.

1. Mobile End Points: GRLs will be sensor-enabled mobile end points that can report on mission critical data. With GRL labels applied or built into items of any type, including consumables, wearables, high-value assets and day-to-day things like luggage and packaging. This means you have the ability to offer higher levels of real-time control and tracking, including things like data on when prescription vials or foods have been moved and the temperatures to which they have been exposed.

2. Greater Efficiency: Having GRL location and condition data for billions of items throughout the entire life cycle opens opportunities to make the supporting ecosystem of third party companies and delivery services more efficient.

3. Customer Service -Shipping Inquires: Any GRL tagged item will be able to be traced with virtually no human intervention. Inquires from customers about deliveries from shippers facilities or third parties, can be fully automated and dramatically more accurate.  Users will touch their app to see where any delivery is, in real time.  Authorized parties in the ecosystem will have location, temperature and humidity information about any delivery upon request.

4. Reduced Theft: As the world learns that products embedded GRLs publish their location and devices with the app act as transmission bridges the volume of stolen goods will be dramatically reduced.

5. Payment Triggers: GRL services could facilitate authentication and confirmation of payment transactions by tracking the physical location of any individual allowing payment for certain items to occur when they have entered a delivery point.

6. Reorder: Post-delivery, goods and containers with tactile based I/O GRL tags can act as simple instant consumer re-order devices as well as providing expiration and environmental updates on items such as foods, or medicine.

7. Integration with Third party sellers: UUID encoded GRLs affixed to label rolls will allow for easy attachment to existing products or containers. Shippers can offer full inventory tracking throughout a 3rd party’s products life cycle.

8. Leading Near-Term Transformation: As GRLs are rapidly added to more and more items they will enhance business processes. Companies can provide customers entire suites of information processing applications across all types of computing platforms now and for years to come.

Location Market: ResoCator anticipates that many product suites and associated services will be built around the GRL technology. We believe the mature GPS device marketplace and the rapidly growing indoor location technologies markets may offer a huge list of Use Case Scenarios where the MAC can transform and impact human behavior on a global scale. For example, the GRL devices will be capable of being embedded into credit cards, cell phones, consumer electronics, prescription bottle labels, shipping labels, product packaging, product labels, government & other organizations ID's, high value assets, and clothing.

Chip Development: ResoCator has researched, conferred and met a number of independent MicroElectro Mechanical System (MEMS) and CMOS IC designers, fabless design facilities, Integrated Device Manufacturers (IDMs), and foundries. It will take several designers each with specific skills to collaborate on the chip design. ResoCator is currently in discussions with MEMS designers, MEMS/CMOS design firms, short run wafer fabrication and packaging facilities. Upon completion of additional funding, for which we have no commitments ResoCator will engage the designers with the foundry to start the design and production planning process. The first products will be a MAC chip and MAC design added to an existing IoT device to create a GRL. It is anticipated that several design, build, test cycles will be required to develop a functional, scalable high volume MAC chip design. Every MEMS and CMOS based IC function described in the GRL device features (excluding the MAC component) is "off the shelf" and proven in high volume environments from several suppliers. The long term cost of chips is based on the amount of real estate on the wafer and the number of steps involved. Our MAC will require more steps than most IC chips and MEMS chips but this most likely not impact product pricing significantly. RFID tag can now be built for a few pennies today, some devices are fractions of a penny in volume. ResoCator currently anticipates that the longer term (several years) costs will be in line with other ultra-low cost technologies like RFID tags and NFC chips (near field communication, found on debit cards around the world).

Strategic Partner Complementary Technologies: ResoCator intends to utilize the combined resources of its Strategic Partners to solve problems in a timely manner. Our partners will provide expertise and support in the following areas:

MEMS Atomic Clock, MEMS Sensors & Antennas, CMOS Design, CMOS and MEMS Foundries, Security Frameworks: Key generation, authentication systems, provisioning, Database design & profiling, Transaction processing platforms, Marketing and advertising analytics, Consumer & Medical products, Geospatial Systems, Defense & Government systems,

Radio communications infrastructure and Device manufacturing. GRL technology will also be able to collect, store and transmit information other than location for each uniquely coded GRL – this will include environmental data (e.g. temperature, pressure, humidity) and motion using a postage-stamp size device. ResoCator has filed for patent protection for GRL and related inventions, which typically include the patented Miniature Atomic Clock technology. ResoCator plans to develop a platform that can be used across a wide variety of industries to enable electronics to securely store, publish and respond to location based and other queries.

Intellectual Property Development: ResoCator intends to invest in the expansion of the existing patent portfolio. ResoCator secured an exclusive option from Oxford University’s patent licensing company for the core invention of the Miniature Atomic Clock (USPTO 8217724 and EP2171546B1 PCT GB2008/002229). This invention makes feasible the creation of a wide variety of novel methods as part of an innovative Miniature Atomic Clock enabled methods and apparatus. William D. Meadow has filed patent applications on January 5th (USPTO# 15-62100033), on February 18th (USPTO# 15-62117946) and on July 07th (USPTO# 15-62189427) that includes the concepts and product offerings presented in this plan. Mr. Meadow, Oxford University as well as other Universities and inventors will receive royalties, commissions and equity in consideration for contributing their intellectual property rights.

ResoCator will work with Strategic Partners to develop a set of products (chips and chip designs etc.) that can be affixed onto or embedded into their existing products. As the products are developed and deployed, ResoCator will also develop with our Strategic Partners a set of transactional services and software apps that complement and enable uses around the world to obtain maximum value from their MAC enabled products. ResoCator anticipates establishing agreements with founding Strategic Partners in non-competitive markets to develop and commercialize the Miniature Atomic Clock.

Competition

We expect to encounter significant competition in our new line of business from others seeking to commercialize, acquire, license and develop their intellectual property assets. Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do. Entities such as Document Security Systems, Inc., Vringo, Inc., VirnetX Holding Corp. Acacia Research Corporation, Allied Security Trust, Altitude Capital Partners, Augme Technologies Inc. Intellectual Ventures, Ocean Tomo, RPX Corporation, Rembrandt IP Management and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. We expect others to enter the market.   In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to realize the value of our assets which may be the result of the inability or unwillingness of third parties to also grant licenses to parties without the cooperation of the owners of other infringed rights.

Research and Development Expenditures

We have incurred no research and development expenditures over the last fiscal year and do not anticipate significant future research and development expenditures.

Employees

We currently have three employees, our Chief Executive Officer, William D. Meadow, our Chief Financial Officer, Shea Ralph, and an Executive Administrator and one consultant.

Offices

Effective August 31, 2013, we terminated our services agreement with Incorporated Communications Services (“ICS”), to reduce our corporate overhead relating to certain administrative costs.  Under this agreement, ICS had provided, among other things, our corporate headquarter offices at 4515 Ocean View Blvd, La Canada, CA.  From that date until the closing of the MVP Acquisition, we utilized the offices of our legal counsel, Gottbetter & Partners, LLP, 488 Madison Avenue, 12 th  Floor, New York, NY 10022, as our corporate headquarters address.  Effective as of the date of the Securities Exchange, our principal offices are located at 10752 Deerwood Park Blvd., S. Waterview II, Suite 100, Jacksonville, FL 32256, phone (904)-586-8673.  Our website address is www.mvportfolios.com.

Subsidiaries

As of Jun 30, 2015 we have three subsidiaries:

(i) Visual Real Estate, Inc., our patent holding entity.

(ii) On November 20, 2014, the Company formed a wholly owned subsidiary, Flexine, Inc., which will explore productization potential from a patent from Harvard University for a novel material that may be used to create a unique variable focus lens for SmartPhone cameras.

(iii) On November 20, 2014, the Company formed a wholly owned subsidiary, ResoCator, Inc., which will explore productization potential from a patent from the University of Oxford for a Miniature atomic Clock.  MV Portfolios, Inc. has signed an option agreement for US Patent 82217724 with ISIS Innovations (University of Oxford’s patent licensing company).

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

As a result of closing the Securities Exchange, we own a portfolio comprised of approximately 8 patents in the United States and 4 pending patent applications.

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

We have included a list of our U.S. patents below. Each patent below is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov .

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

In addition, even if the Company is able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, the Company would need to develop and maintain, and it would heavily rely on, a proprietary position with respect to such inventions and intellectual property.  However, there are significant risks associated with any such intellectual property the Company may develop principally including the following:

• patent applications the Company may file may not result in issued patents or may take longer than the Company expects to result in issued patents;

• the Company may be subject to interference proceedings;

• the Company may be subject to opposition proceedings in the U.S. or foreign countries;

• any patents that are issued to the Company may not provide meaningful protection;

• the Company may not be able to develop additional proprietary technologies that are patentable;

• other companies may challenge patents issued to the Company;

• other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate the Company's technologies;

• other companies may design around technologies the Company has developed; and

• enforcement of the Company's patents would be complex, uncertain and very expensive.

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

The Company's acquisitions of patent assets may be time consuming, complex and costly, which could adversely affectthe Company's operating results.

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

Despite the Company’s efforts to protect its intellectual property rights, any of the following or similar occurrences may reduce the value of the Company’s intellectual property:

• the Company's applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

• issued trademarks, copyrights, or patents may not provide the Company with any competitive advantages when compared to potentially infringing other properties;

• the Company's efforts to protect its intellectual property rights may not be effective in preventing misappropriation of the Company's technology; or

• the Company's efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those the Company acquires and/or prosecutes.

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

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system.  In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.  This would also make it more difficult for us to raise capital.

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

• that a broker or dealer approve a person's account for transactions in penny stocks; and

• the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

• In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

• obtain financial information and investment experience objectives of the person; and

• make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

• The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

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

We are a reporting company under U.S. securities laws and are obliged to comply with the provisions of applicable U.S. laws and regulations, including the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), and the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, and the rules and regulations of the relevant U.S. market, in each case, as amended from time to time.  Preparing and filing annual and quarterly reports and other information with the SEC, furnishing audited reports to shareholders and other compliance with these rules and regulations will involve a material increase in regulatory, legal and accounting expenses and the attention of management, and there can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders and the purchasers of our common stock offered hereby.  We are currently authorized to issue an aggregate of 350,000,000 shares of capital stock, par value $0.001 per share, consisting of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock, with the preferences and rights determined by our Board of Directors. As of March 31, 2017, there were 84,315,628 shares of our common stock and 12,697,206 shares of our preferred stock outstanding.

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

We have a total of 50 million shares of preferred stock authorized for issuance, with 45,967,023 of such shares available for future issuances.  Without any further shareholder vote or action, our Board of Directors may designate and approve for issuance additional shares of our preferred stock out of that number.  The terms of any such preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock.  The designation and issuance of additional preferred stock favorable to current management or shareholders could make any possible takeover of the Company or the removal of our management more difficult.

Any future failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include in our annual reports on Form 10-K, an assessment by management of the effectiveness of our internal control over financial reporting. While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management has not in this report concluded and may not be able to conclude in the future that our internal control over financial reporting is effective.  This could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404.  Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.  We currently do not have an internal audit group, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404.  We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404.

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

Not applicable

ITEM 3.     LEGAL PROCEEDINGS

Except as described above with respect to our patent litigation, no legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets, Inc. QB Tier.  Our stock symbol was “CLGL” from August 2009 through September 2014.  Effective October 2014, our stock symbol became “MPVI”.

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

Period	High		Low

Fiscal Year Ending June 30, 2014
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		$3.00		$2.00
Fourth Quarter		$2.40		$1.40

Fiscal Year Ending June 30, 2015
First Quarter		$2.85		1.50
Second Quarter		2.85		.19
Third Quarter		.20		.08
Fourth Quarter		.19		.12

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

Holders

On September 12, 2014, we effected a 1 for 100 Reverse Split shares of our common stock issued and outstanding held by 57 shareholders of record, and 8,000,000 shares of our Series A Preferred Stock held by 1 shareholder.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders - -	-		-
Equity compensation plans not approved by security holders	6,150,564	$ 0.50	6,150,564

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

The Company has 6,150,564 options available for grant under the 2014 Plan. As of June 30, 2015, there were 5,140,339 stock options outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, highlight the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described and should be read in conjunction with the financial information included elsewhere in this Annual Report, including our audited financial statements for the years ended June 30, 2015 and 2014 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “MV Portfolios,” “us,” “we,” “our,” and similar terms refer to MV Portfolios, Inc. (formerly California Gold Corp.), a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

The results of operations and cash flows for the year ended June 30, 2014 include the combined results of operations and changes in cash flows of MV Patents from July 1, 2013 through February 6, 2014 and the consolidated results of operations of California Gold and Subsidiaries (including (i) the Company’s wholly owned subsidiary, CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico, and included in discontinued operations as of and for the periods ending June 30, 2014 and (ii) VRE) for the period February 7, 2014 through June 30, 2014.

Fiscal Years Ended June 30, 2015 and 2014

General and administrative expenses increased from $1,484,776 in the fiscal year ended June 30, 2014 to $15,446,459 in the fiscal year ended June 30, 2015, primarily due to professional fees related to accounting and legal services, and increased salary expenses.

Our acquisition-related costs decreased from $1,075,040 in the fiscal year ended June 30, 2014 to $0 in the fiscal year ended June 30, 2015, as the Securities Exchange was consummated during the fiscal year ended June 30, 2014.

Non-operating expenses increased from $2,147,704 in the fiscal year ended June 30, 2014 to $2,276,328 in the year ended June 30, 2015. The significant change over the prior year was primarily due to the gain on the change in the fair value of derivative liabilities and additional interest expense.

We had net loss of $4,923,223 in the year ended June 30, 2014, and a net loss of $17,719,500 in the year ended June 30, 2015, including losses from discontinued operations of $0 in the year ended June 30, 2014 and $6,895 in the year ended June 30, 2015, relating to the pre-Securities Exchange mining activities of California Gold and Subsidiary.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30, 2014 was $1,468,401 and $8,508 as of June 30, 2015. Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been from the sale of debt and proceeds.

2014 10% Senior Secured Convertible Notes (the “2014 Notes”)

On February 7, 2014, concurrently with the closing of the Securities Exchange, we completed a first closing of the 2014 Notes Offering of $2,942,495 in principal amount of our 2014 Notes.  On March 3, 2014, we completed a second closing of the 2014 Notes Offering for additional gross proceeds of $992,500.  We will use these funds to finance the operations of our new MVP Portfolio related business. An additional $25,000 of the Notes was issued for the settlement of legal fees during the period from February 7, 2014 through March 31, 2014. The Notes bear interest at 10% and mature within one year from the date of issuance. The due date of the February 7, 2014 notes (the “February Notes”), due May 8, 2014 and the March 3, 2014 notes (the “March Notes”), due June 1, 2014 were extended on May 30, 2014 to November 2, 2014 by exercise of the Company’s right as set forth in Section 1.04 of the Notes to extend the respective maturity dates of the Notes by 90 days in order to provide for shareholder approval of certain proposals that are required prior to conversion of the Notes. The other terms and conditions of the Notes remain unchanged, The Company anticipates that once all requisite shareholder and other approvals are obtained that the Notes will convert in accordance with their terms however if the Notes become due on their due dates, as extended, the Company will not have the capital required to repay the Notes without raising additional capital and may be deemed in default of such Notes.

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

Intangible Assets

The Company has several patent portfolios. As of June 30, 2015 and 2014, no value has been assigned to the patents. The main patents in the portfolio were transferred to MV Patents, the predecessor business to VRE, by a member on July 25, 2011, for the consideration of $1 without recourse. The patents were transferred to VRE on August 30, 2013 without recourse. As such, the patents are recorded at historical cost, which was deemed to be zero at the time of transfer.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control—Integrated Framework .  Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did identify the following material weaknesses in our internal control over financial reporting for year ended June 30, 2015:

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

2. We did not maintain proper segregation of duties for the preparation of our financial statements. For the fiscal year ended June 30, 2015, we had only one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

3. We have not implemented a formal process of internal control that provides for multiple levels of supervision and review.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission (the “SEC”) that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

On January 9, 2015, David Rector resigned as our Chief Operational Officer.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

As of January 9, 2015, David Rector resigned as our Chief Operational Officer.  As of February 7, 2014, in connection with the closing of the MVP Acquisition, James Davidson resigned as our President, Chief Executive Officer and Chief Financial Officer, and as a member of our Board of Directors, and Michael Baybak resigned as our Interim Treasurer and Secretary, and as a member of our Board of Directors.  Mr. Davidson had served in his capacities since November 2007, and Mr. Baybak had served in his capacities since November 25, 2013.

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

Name	Position(s) Held	Age	Date of Election or Appointment as Officer/Director
William D. Meadow	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	55	February 7, 2014
Shea Ralph	Treasurer, Secretary, Chief Financial Officer and Director	55	February 7, 2014

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

William Meadow, 55, is the founder and has been the Chief Executive Officer of MV Patents LLC since 2011.   Mr. Meadow was the founder and Chief Executive Officer of ControlCam LLC from 2009 through 2012, and was the founder and has been the Chief Executive Officer of Visre, Inc./3vTV LLC from 2004 to the present. He was the Co-Founder and Chairman of Real Mortgage Systems, Inc. from 2005 to 2009.  From 1996 to 2000, Mr. Meadow worked on behalf of Columbia University by marketing and licensing patents via 4D Technology, Inc.  He was founder of Payformance Corporation, now called PaySpan, and worked with that company from 1984 to 2003, providing payment technologies for Fortune 500 clients.  Mr. Meadow served as VP of Corporate Development for BBN Corporation from 1995 to 1996, a company he joined after selling Network One, a voice over IP company, in 1995.

Mr. Meadow received his B.S. in Marketing from Florida State University.  He has patent development and licensing experience across multiple industries, and knowledge of the patent monetization industry, in general, as well as his position as founder of MV Patents, LLC, provides him with valuable expertise which the Board believes qualifies him to serve as a director of the Company.

Shea Ralph, 55, has worked as an independent consultant and strategic advisor of business development and corporate strategy from 2007 to the present. Mr. Shea was chosen to be a director of the Company based on his expertise in business development and corporate governance.

Neither Mr. Meadow nor Mr. Ralph has any family relationship with any other executive officers or directors of the Company.   There are no arrangements or understandings between either Mr. Meadow or Mr. Ralph and any other person pursuant to which such person was appointed as an officer or director of the Company. There have been no related party transactions in the past two years in which the Company or any of its subsidiaries was or is to be a party, in which either Mr. Meadow or Mr. Ralph has, or will have, a direct or indirect material interest.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics please make written request to our President at 14286-19 Beach Boulevard, Suite 386 Jacksonville, FL 32250.  We believe our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended June 30, 2015, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2015; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2014; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2015, that received annual compensation during the fiscal year ended June 30, 2014, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William D. Meadow, Chief Executive Officer (1)	2015	250,000	-	-		-	-	-	250,000
	2014	275,247	-	-		-	-	-	275,274

David Rector, Chief Operating Officer (2)	2015	-	-	-		-	-	-
	2014	-	-	-		-	-	104,000	104,000

Shea Ralph, Chief Financial Officer	2015	120,000	-	-		-	-	-	120,000
	2014	67,500	-	-		-	-	-	67,500

(1) For the year ended June 30, 2015, William Meadow received $250,000 in salary in compliance with his employment agreement with the Company.  For the period February 7, 2014 to June 30, 2014, William Meadow received $93,750 in salary in compliance with his employment agreement with the Company.

(2) David Rector’s tenure as Chief Operating Office was governed by consulting agreement dated February 7, 2014.  For the period February 7, 2014 to June 30, 2014 Mr. Rector received $45,000 in fees and an additional $59,000 paid at closing.

(3) For the year ended June 30, 2015, Shea Ralph received $120,000 in salary in compliance with his employment agreement with the Company.

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

On February 7, 2014, we entered into an employment agreement with Shea Ralph (the “Ralph Employment Agreement”), whereby Mr. Ralph agreed to serve as our Executive Vice President for a period of three (3) years, subject to renewal, in consideration for an annual salary of $120,000. Additionally, under the terms of the Ralph Employment Agreement, Mr. Ralph shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors. In the event Mr. Ralph’s employment is terminated without Cause or by Mr. Ralph without Good Reason following a Change in Control (as such terms are defined in the Ralph Employment Agreement), Mr. Ralph shall be entitled to a lump sum payment equal to Mr. Ralph’s salary for the prior nine (9) months.

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

On February 7, 2014, David Rector, then a director of the Company, was appointed as the Company’s Chief Operating Officer. On February 7, 2014, we entered into a consulting agreement with Mr. Rector (the “Rector Consulting Agreement”), whereby Mr. Rector agreed to serve as our Chief Operating Officer for a period of one (1) year, subject to renewal, in consideration for an annual fee of $120,000.

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

Deferred Compensation Plan

Effective January 1, 2014, the Company adopted a qualified 401(k) deferred compensation plan, with deferrals beginning in June 2014. All employees who are eighteen years or older and have worked for at least three consecutive months are eligible to participate in the plan. The plan provides for mandatory safe-harbor matching contributions and discretionary non-elective contributions as determined by management. The Company did not elect to make any contributions for the periods ended June 30, 2015 and 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of June 30, 2015 on a post-Reverse Split basis:

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

Unless otherwise indicated in the following table, the address for each person named in the table is c/o MV Portfolios, Inc. 2850 Isabella Boulevard, Suite 50, Jacksonville Beach, FL 32250.

Title of Class:  Common Stock

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership [a]	Percent of Class [b]
William D. Meadow	Common Stock	8,561,311(1)	52.94%
Shea Ralph	Common Stock	333,156 (2)	2.10%
David Rector	Common Stock	1,122,500(3)	6.88%
All directors & executive officers as a group (3 persons)	Common Stock	10,016,967	61.92%

Michael Brauser & Betty Brauser	Common Stock	1,853,752 (4)	9.99%
3164 NE 31st Avenue
Lighthouse Point, FL 33064

Frost Gamma Investments Trust	Common Stock	2,637,369 (5)	9.99%
4400 Biscayne Blvd., #850
Miami, FL 33137

HS Contrarian Investments LLC	Common Stock	1,733,702 (6)	9.99%
347 N. New River Dr. East, # 804
Fort Lauderdale, FL 33301

Melechdavid	Common Stock	1,738,702 (7)	9.99%
1005 Pointe Drive, Suite 1405
Miami Beach, FL 33139

Alpha Capital	Common Stock	1,392,333 (8)	8.31%
Pradafant 7
LI-9490 Vaduz
Liechtenstein

Michael Baybak	Common Stock	807,300 (9)	5.07%
2110 Drew Street, Suite 200
Clearwater, FL 33765

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

As of September 29, 2014, there were 15,495,518 shares currently issued and outstanding. Each person beneficially owns a percentage of our outstanding common shares equal to a fraction, the numerator of which is the number of common shares held by such person plus the number of common shares that such person can acquire within 60 days of September 24, 2014 upon the exercise or conversion of options, warrants or convertible securities, and the denominator of which is 15,495,518 (the number of shares currently outstanding) plus the number of shares such person can so acquire during such 60-day period.

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

Other than as disclosed immediately above, there have been no transactions since the beginning of our last two fiscal years, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at yearend for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2015 and 2014, are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2015	Fiscal year ended June 30, 2014
Audit fees (1)	$51,700	$39,425
Audit-related fees (2)	207,381	127,500
Tax fees (3)	4,700	-
All other fees (4)	-	-
Total fees	$263,781	$166,925

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Our audit and reviews for the year ended June 30, 2015 and for the period February 7, 2014 to June 30, 2014 were performed by MaloneBailey, LLP.

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

Exhibits

The following Exhibits were filed with te previous Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1	2.1	Agreement and Plan of Merger and Reorganization dated July 11, 2007, among the Registrant, Cromwell Uranium Holdings, Inc. and Cromwell Acquisition Corp. (1)
2.2	10.1	Securities Exchange Agreement dated February 7, 2014 by and among the Registrant, MVP Portfolio, LLC, MV Patents, LLC and others (2)
3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (3)
3.2	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 9, 2009 (4)
3.3	10.3	Certificate of Designation of Series A Convertible Preferred Stock as filed with the Nevada Secretary of State on December 23, 2010 (5)
3.4	10.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 30, 2010 (6)
3.5	3.1	Certificate of Designation of Series B Convertible Preferred Stock (20)
3.6	3.2	Certificate of Designation of Series C Convertible Preferred Stock (20)
3.7	3.4	Certificate of Designation of Series D Convertible Preferred Stock (20)
3.8	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 28, 2014 (20)
3.8	3.2	By-Laws of Registrant (7)

Exhibit No.	SEC Report Reference Number	Description

4.1	4.7	Form of Investor Warrant Dated December, 2010 for purchase of Registrant’s common stock, with Schedule of Investors (9)
4.2	10.2	Form of November 2013 10% Convertible Promissory Note (10)
4.3	10.3	Form of November 2013 Warrant to Purchase Common Stock (10)
4.4	4.1	Form of February 2014 10% Convertible Promissory Note (2)
4.4	4.2	Form of February 2014 Broker Warrant to Purchase Common Stock (2)

1.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007, as amended December 21, 2010 (11)

10.2	10.2	Reversal Loan and Control Share Pledge and Security Agreement dated August 8, 2007 between the Registrant, Robert McIntosh and Cromwell Uranium Holdings, Inc. (4)
10.3	110.12	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s common stock, with Schedule of Purchasers (9)
10.4	10.13	Form of Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers of Registrant’s Series A preferred Stock, with Schedule of Purchasers (9)
10.5	10.5	Subscription Agreement Addendum of the Registrant dated December 22, 2010 (4)
10.6	10.18	Administrative Services Agreement dated January 1, 2011 between the Registrant and Incorporated Communications Services (11)
10.7	10.19	Consulting Agreement dated January 17, 2011 between the Registrant and George Duggan (11)

10.8	10.22	Property Option Agreement dated February 11, 2011 among the Registrant, Mexivada Mining Corp. and the other parties named therein (11)
10.9	10.22	Binding Offer Letter Agreement between the Registrant and Mexivada Mining Corp. dated October 5, 2010, as amended November 21, 2010 (Schedule B to Exhibit 10.22) (11)

10.10	10.23	Surface Rights Agreement dated May 2011 (English translation) (12)

10.11	10.28	Form of March 2012 Unit Subscription Agreement among the Registrant, Gottbetter & Partners, as Escrow Agent, and Purchasers, with Schedule of Purchasers (9)
10.12	10.16	Settlement and Release Agreement between the Registrant and Michael Baybak dated October 9, 2013 (16)
10.13	10.17	Settlement and Release Agreement between the Registrant and James Davidson dated October 9, 2013 (16)
10.14	10.18	Settlement and Release Agreement between the Registrant and George Duggan dated October 9, 2013 (16)
10.15	10.19	Form of the Registrant’s Option Surrender Agreement dated November _, 2013 and related Schedule of Parties (16)
10.16	10.20	Settlement and Release Agreement between the Registrant and Incorporated Communications Service dated December 18, 2013 (16)
10.17	10.21	Settlement and Release Agreement between the Registrant and Gottbetter & Partners, LLP dated December 16, 2013 (16)

Exhibit No.	SEC Report Reference Number	Description
10.18	10.1	Form of November 2013 10% Convertible Promissory Note Securities Purchase Agreement (10)
10.19	10.23	Form of Amendment to November 2013 10% Convertible Promissory Note Securities Purchase Agreement and Warrant Exchange Agreement (16)
10.20	10.2	Form of February 2014 10% Convertible Promissory Note Securities Purchase Agreement (2)
10.21	10.3	Employment Agreement dated February 7,2014 between the Registrant and William Meadow (2)
10.22	10.4	Employment Agreement dated February 7,2014 between the Registrant and Shea Ralph (2)
10.23	10.5	Consulting Agreement dated February 7,2014 between the Registrant and David Rector (2)
10.24	10.6	Form of February 2014 Lockup Agreement (2)
10.25	10.7	Form of February 2014 Series D Preferred Stock Subscription Agreement (2)
10.26	10.30	Registrant’s 2014 Equity Incentive Plan adopted February 7, 2014
10.27	10.31	William Meadow NonQualified Stock Option Agreement
10.28	10.32	Shea Ralph NonQualified Stock Option Agreement
10.29 10.30	10.33 10.1	David Rector NonQualified Stock Option Agreement Form of Note Amendment to February and March 2014 10% Convertible Promissory Note (19)
14.1	14.1	Code of Ethics (1)
16.1 16.2 16.3	16.1 16.1 16.1

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MV Portfolios, Inc.

April 17, 2017	By:	/s/ William D. Meadow
William D. Meadow, President and Principal Executive Officer

	By:	/s/ Shea Ralph
April 17, 2017		Shea Ralph, Treasurer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William D. Meadow	Director	April 17, 2017
William D. Meadow

/s/ Shea Ralph	Director	April 17, 2017
Shea Ralph

MV PORTFOLIOS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MV Portfolios, Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of MV Portfolios, Inc. and its subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MV Portfolios, Inc. and its subsidiaries as of June 30, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 17, 2017

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash	$ 8,508	$ 1,468,401
Prepaid expenses	-	280,880
Deferred financing costs	-	689,556
Total Current assets	8,508	2,438,837

Assets held for sale – from discontinued operations	-	3,608
Total assets	$ 8,508	$ 2,442,445

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 1,364,426	$ 640,364
Derivative liabilities	11,700	2,365,315
Convertible notes	-	3,959,995
Total current liabilities	1,376,126	6,965,674

Convertible notes, net of unamortized discounts of $0 and $211,543	-	113,457
Total liabilities	1,376,126	7,079,131

Stockholders' deficit:
Convertible preferred stock, Series A, par value $0.001 per share;
50,000,000 shares authorized; 8,000,000 shares issued and
outstanding	8,000	8,000
Convertible preferred stock, Series B, par value $0.001 per share;
3,592,238 shares authorized; 749,740 shares issued and
outstanding	749	-
Convertible preferred stock, Series C, par value $0.001 per share;
50,000,000 shares authorized; 4,032,977 and no shares issued and
outstanding	4,034	-
Convertible preferred stock, Series D, par value $0.001 per share;
50,000,000 shares authorized; 20,000 and no shares issued and
outstanding	20	-
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 24,872,211 and 11,026,013 shares issued and
outstanding	24,872	11,026
Additional paid-in capital	20,906,276	(76,214)
Accumulated deficit	(22,298,998)	(4,579,498)
Total stockholders' deficit attributable to MV Portfolios, Inc.	(1,355,047)	(4,636,686)
Total stockholders’ equity attributable to noncontrolling interest	(12,571)	-
Total stockholders’ deficit	(1,367,618)	(4,636,686)
Total liabilities and stockholders' deficit	$ 8,508	$ 2,442,445

See accompanying notes to the consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014
Operating expenses:
General and administrative	$ 15,446,459	$ 1,484,776
Acquisition related costs	-	1,075,040
Loss from operations	15,446,459	2,559,816

Other income (expenses):
Interest income	-	33
Interest expense	(4,629,943)	(932,877)
Gain (loss) on change in fair value of derivative liabilities	2,353,615	(1,214,860)
Total other income (expenses), net	(2,276,328)	(2,147,704)

Loss from continuing operations	(17,722,787)	(4,707,520)

Loss from discontinued operations	(3,608)	(215,703)
Net loss	(17,726,395)	(4,923,223)
Net loss attributable to noncontrolling interest	(6,895)	-
Net loss attributable to MV Portfolios, Inc.	$ (17,719,500)	$ (4,923,223)

Basic and diluted net loss per share:
Loss from continuing operations per share	$ (0.85)	$ (1.09)
Loss from discontinued operations per share	(0.00)	(0.05)
Net loss per share	$ (0.85)	$ (1.14)

Weighted average number of common shares outstanding
- basic and diluted	20,955,822	4,323,137

See accompanying notes to the consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred Stock										Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Members'	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Interest	Total

MV Patents, LLC
Balances, June 30, 2013	-	-	-	-	-	-	-	-	-	-	-	(1,370,884)	-	-	(1,370,844)
Contribution	-	-	-	-	-	-	-	-	-	-	-	150,000	-	-	150,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(343,725)	-	-	(343,725)
Balances, February 6, 2014	-	-	-	-	-	-	-	-	-	-	-	(1,564,569)	-	-	(1,564,569)
	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
MV Portfolios, Inc. and Subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Balances, February 7, 2014	-	-	-	-	-	-	-	-	9,385,000	9,385	(9,385)	-	-	-	-
Shares issued in reverse merger	22,000,000	22,000	-	-	-	-	-	-	1,501,013	1,501	(1,202,659)	-	-	-	(1,179,158)
Conversion of Series A preferred stock to common stock	(14,000,000)	(14,000)	-	-	-	-	-	-	140,000	140	13,860	-	-	-	-
Warrants issued for deferred financing costs	-	-	-	-	-	-	-	-	-	-	1,120,970	-	-	-	1,120,970
Stockholder contribution	-	-	-	-	-	-	-	-	-	-	1,000	-	-	-	1,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	$ (4,579,498)	-	(4,579,498)
Balances, June 30, 2014	8,000,000	$ 8,000	-	$ -	-	$ -	-	$ -	11,026,013	$ 11,026	$ (76,214)	$ -	$ (4,579,498)	$ -	$ (4,636,686)
Conversion of notes to Series C preferred stock	-	-	-	-	7,717,170	7,718	-	-	-	-	3,850,861	-	-	-	3,858,579
Conversion of notes to Series B preferred stock	-	-	3,512,710	3,512	-	-	-	-	-	-	347,758	-	-	-	351,270
Series B preferred stock issued for liabilities	-	-	79,530	80	-	-	-	-	-	-	299,920	-	-	-	300,000
Series D preferred stock issued for services	-	-	-	-	-	-	20,000	20	-	-	39,980	-	-	-	40,000
Common stock issued for exchange of warrants	-	-	-	-	-	-	-	-	4,000,000	4,000	(4,000)	-	-	-	-
Conversion of Series C preferred stock to common stock	-	-	-	-	(3,684,193)	(3,684)	-	-	3,684,193	3,684	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-	2,850,000	2,850	4,019,150	-	-	-	4,022,000
Conversion of Series B preferred stock to common stock	-	-	(2,842,500)	(2,843)	-	-	-	-	2,842,500	2,843	-	-	-	-	-
Common stock issued to related party
for mining rights	-	-	-	-	-	-	-	-	300,000	300	449,700	-	-	-	450,000
Common stock issued for liabilities	-	-	-	-	-	-	-	-	169,505	169	338,840	-	-	-	339,009
Warrants issued for services	-	-	-	-	-	-	-	-	-	-	305,837	-	-	-	305,837
Beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	3,660,000	-	-	-	3,660,000
Options expense	-	-	-	-	-	-	-	-	-	-	7,518,768	-	-	-	7,518,768
Contribution by noncontrolling interest	-	-	-	-	-	-	-	-	-	-	155,676	-	-	(5,676)	150,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(17,719,500)	(6,895)	(17,726,395)
Balances, June 30, 2015	8,000,000	$ 8,000	749,740	$ 749	4,032,977	$ 4,034	20,000	$ 20	24,872,211	$ 24,872	$ 20,906,276	$ -	$ (22,298,998)	$ (12,571)	$ (1,367,618)

See accompanying notes to the consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$ (17,726,395)	$ (4,923,223)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	441	734
Impairment of mining rights	450,000	-
Loss on disposal of assets held for sale	3,167	-
Amortization of debt discounts and deferred financing costs	561,099	758,490
(Gain) loss on change in fair value of derivative liabilities	(2,353,615)	1,214,860
Options expense	7,518,768	-
Common stock issued for services	4,062,000	-
Warrants issued for services	305,837	-
Loss on common stock issued for liabilities	229,850	-
Loss on Series B preferred stock issued for liabilities	220,470	-
Settlement of legal fees through issuance of convertible notes	-	25,000
Change in operating assets and liabilities:
Prepaid assets	280,880	(266,510)
Deferred offering costs	-	38,500
Accounts payable and accrued expenses	1,137,605	696,033
Net cash used in operating activities	(1,309,893)	(2,456,116)

Cash flows from investing activities:
Cash received in reverse merger	-	209,392
Net cash provided by investing activities	-	209,392

Cash flows from financing activities:
Contribution by noncontrolling interest	150,000	-
Repayment of convertible notes	(300,000)	-
Stockholder contributions	-	2,757
Cash paid for debt issuance costs	-	(295,150)
Proceeds from issuing convertible notes	-	3,934,995
Proceeds from demand note	-	50,000
Proceeds from participation notes	-	20,000
Net cash (used in) provided by financing activities	(150,000)	3,712,602

Net (decrease) increase in cash	(1,459,893)	1,465,878
Cash, beginning of period	1,468,401	2,523
Cash, end of period	$ 8,508	$ 1,468,401

Supplemental disclosures of cash flow information:
Interest paid	$ 15,000	$ -
Income taxes paid	-	-

Non-cash investing and financing activities:
Shares issued in reverse merger, net of cash received	$ -	$ 1,388,550
Conversion of Series B preferred stock to common stock	-	14,000
Warrants issued for deferred financing costs	-	1,120,970
Conversion of convertible notes to Series C preferred stock	3,660,000	-
Beneficial conversion feature	3,660,000	-
Common stock issued to related party for mining rights	450,000	-
Common stock issued for exchange of warrants	4,000	-
Conversion of Series C Preferred stock to common stock	3,684	-
Conversion of convertible notes to Series B	325,000
Common stock issued for liabilities	339,009	-
Series B preferred stock issued for liabilities	300,000	-
Conversion of accrued interest to Series C preferred stock	198,578	-
Conversion of Series B preferred stock to common stock	2,843	-
Conversion of accrued interest to Series B preferred stock	26,271	-

See accompanying notes to the consolidated financial statements.

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

Cash	$ 209,392
Other assets	18,712
Accounts payable and accrued expenses	(168,325)
Notes payable	(88,482)
Derivative liabilities	(1,150,455))
Net liabilities retained	(1,179,158)

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

2. Summary of Significant Accounting Principles

Principles of Consolidation

The results of operations and cash flows for the year ended June 30, 2015 include the consolidated results of operations and changes in cash flows of MV Portfolios, Inc. and Subsidiaries which includes Flexine, Inc. (non-active), Visual Real Estate Inc. (wholly owned), and LocatorX, Inc. (formerly named ResoCator, Inc.). LocatorX, Inc. was formed as a wholly-owned subsidiary and has subsequently added additional investors. As of June 30, 2015, the Company owns 89.70% of LocatorX, Inc. All material intercompany balances and transactions have been eliminated.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2015 and 2014, and the reported revenues and expenses for the years then ended. Actual results could differ from those estimates made by management.

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

Intangible Assets

The Company has several patent portfolios. As of June 30, 2015 and 2014, no value has been assigned to the patents. The main patents in the portfolio were transferred to MV Patents, the predecessor business to VRE, by a member on July 25, 2011, for the consideration of $1 without recourse. The patents were transferred to VRE on August 30, 2013 without recourse. As such, the patents are recorded at historical cost, which was deemed to be zero at the time of transfer.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under FASB ASC Topic 718, Compensation - Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period. The Company also adopted FASB ASC Subtopic 505-50, Equity-Based Payments to Non-Employees, to account for equity instruments issued to parties other than employees for acquiring goods or services. Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable. The Company incurred $4,062,000 of stock-based compensation for the year ended June 30, 2015. However, the Company did not incur any stock-based compensation expenses for the year ended June 30, 2014.

Net Earnings (Loss) per Common Share

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the years ended June 30, 2015 and 2014, a net loss was reported and the Company excluded options and outstanding warrants to purchase shares of common stock, as the effect would be anti-dilutive.

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

Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain state taxing authorities. At June 30, 2015, the Company is subject to U.S. federal examinations by taxing authorities for all tax years from inception (July 11, 2011). At June 30, 2015 and June 30, 2014, the Company did not have a liability for any unrecognized taxes. The Company has no examinations in progress and is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax liabilities will significantly change in the next twelve months.

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

New Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses for all periods presented, as the ongoing business has not yet commenced. The Company has not established an ongoing source of revenues and has funded activities to date primarily from convertible notes and common stock offerings. In addition, the Company had a working capital deficit as of June 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table presents summarized operating results for these discontinued operations. The table below does not present MV Patents because the historical financial information represents the activity of MV Patents as the predecessor business to VRE, and does not include any of the operations of the discontinued exploration stage mining business. The historical financial information for MV Patents for the year ended June 30, 2014 is included in the accompanying consolidated financial statements.

	Year Ended June 30, 2015	Year Ended June 30, 2014
Loss from discontinued operations	$ (3,608)	$ (215,703)

Components of assets from discontinued operations consist of the following as of June 30, 2015 and June 30, 2014.

	June 30, 2015	June 30, 2014
Current assets:
Property and equipment	$-	$8,809
Less: accumulated depreciation	-	(5,201)
Total assets held for sale	$-	$3,608

5. Related Party Transactions

Officer and director fees totaled $448,490 and $446,747 for the years ended June 30, 2015 and 2014, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

In September 2014 the Company granted 5,140,339 common stock options to its officers (see Note 10). The total fair value of the award was estimated to be $9,605,675. Share-based compensation expense is recognized ratably over the vesting periods. For the year ended June 30, 2015, the Company recognized share-based compensation expense as a component of general and administrative expenses of $7,511,461.

As of June 30, 2015 and June 30, 2014, the Company owed its officers and directors $138,750 and $17,917, respectively for compensation which was recorded as accounts payable and accrued liabilities in its consolidated balance sheets.

In August 2014, the Company issued 300,000 shares of common stock for certain unpatented mining claims valued at $450,000 on the date of the acquisition. The mining claims were owned by a company whose sole owner is an officer and Director of the Company. In addition, the Company determined that $450,000 was impaired and an expense was recognized in the year ended June 30, 2015.

6. Derivative Liabilities

As of June 30, 2015 and June 30, 2014, there were 2,965,705 and 2,820,778 outstanding derivative warrants, respectively, with 1,475,043 and 1,410,389 common shares issuable upon exercise, respectively. The warrants qualify as derivative liabilities due to the existence of reset provisions which cause the instruments to no longer be indexed to the Company’s own stock under FASB ASC 815.

The Company estimated the fair value of the outstanding derivative warrants using a probability-weighted scenario analysis model. As of June 30, 2015 and June 30, 2014, the fair value of the derivative warrants was determined to be $11,700 and

$2,365,315, respectively resulting in a gain on the change in the fair value of derivative liabilities of $2,353,615 for the year ended June 30, 2015. As of February 7, 2014, the fair value of the derivative warrants was determined to be $1,150,455 and a loss of derivative liabilities of $1,214,860 was recognized for the year ended June 30, 2014.

The following is a summary of the key assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of June 30, 2015 and June 30, 2014:

	June 30, 2015	June 30, 2014
Common stock issuable upon exercise of warrants	1,475,043	1,410,389
Exercise price	$1.06 and $1.35	$0.90 and $1.10
Market price of the Company’s common stock	$0.12	$1.75
Risk free interest rate	0.11%	0.47%
Dividend yield	0.00%	0.00%
Volatility	211%	278.08%
Expected term	0.48-1.04 years	1.48-2.04 years

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of June 30, 2015 and June 30, 2014:

	Fair Value Measurement at June 30, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$-	$-	$11,700
Total	$-	$-	$11,700

	Fair Value Measurement at June 30, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$-	$-	$2,365,315
Total	$-	$-	$2,365,315

	Fair Value Measurement at February 7, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$-	$-	$1,150,455
Total	$-	$-	$1,150,455

The following table sets forth the changes in the fair value of derivative liabilities for the period from February 7, 2014 through year ended June 30, 2015:

Balance, February 7, 2014	$1,150,455
Change in fair value of derivative liabilities	1,214,860
Balance, June 30, 2014	$2,365,315
Change in fair value of derivative liabilities	(2,353,615)
Balance, June 30, 2015	$11,700

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

During the year ended June 30, 2015, additional amortization expense of $211,543 and $689,556 was recognized associated with the debt discounts and deferred financing costs, respectively, related to the notes originally issued in November 2013, February 2014 and March 2014. The discounts and deferred financing costs associated with these notes were completely amortized at June 30, 2015. In addition, $300,000 of convertible note was paid off in cash.

9. Stockholders’ Equity

On February 7, 2014, the Company issued 22,000,000 preferred shares and 1,501,013 common shares as part of the reverse merger share exchange valued at $1,179,158 which represents the net liabilities of MV Portfolios, Inc. on the date of the share exchange).

During February and May 2014, stockholders converted 6,000,000 and 8,000,000 shares of Preferred Series A Stock, respectively into to 60,000 and 80,000 (post 1 for 100 Reverse Split) shares of the Company’s common stock, respectively.

During the period from February 7, 2014 through June 30, 2014, a stockholder contributed $1,000 to the Company.

In August 2014, the Company issued 1,000,000 common shares to an unrelated party in exchange for financial advisory and investment banking services valued at $2,000,000. Additionally, 600,000 shares were issued for services with a fair value of $826,000. The expense was recognized in full during the year ended June 30, 2015.

In August 2014, the Company issued 300,000 shares of common stock for certain unpatented mining claims valued at $450,000 on the date of the acquisition. The mining claims were owned by a company whose sole owner is a related party.

In September 2014, the Company issued 79,530 shares of Series B Preferred Stock as settlement of an outstanding payable of $79,530 for legal fees owed to an unrelated party. The fair value of the shares was determined to be $300,000 resulting in an additional expense of $220,470 recognized during the year ended June 30, 2015. All shares of Series B Preferred Stock is convertible into common stock at a ratio of 1 to 1.

In September 2014, the Company issued an aggregate of 169,505 common shares to two unrelated parties as settlement of outstanding payables of $109,159 owed for professional services. The fair value of the shares was determined to be $339,009 resulting in an additional expense of $229,850 recognized during the year ended June 30, 2015.

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

During the year ended June 30, 2015, the Company issued 2,842,500 common shares upon the conversion of 2,842,500 shares of Series B preferred stock.

In October 2014, the Company issued an aggregate of 3,684,193common shares upon the conversion of 3,684,193 shares of Series C preferred stock.

As a result of the effectuation of the Reverse Split on September 8, 2014, the Company issued 4,000,000 common shares under an exchange agreement for warrants originally issued in November 2013.

From February through June 2015, the Company's wholly owned subsidiary LocatorX, Inc. issued 130,000 shares for proceeds of $150,000. The issuance of the subsidiary shares resulted in an adjustment to noncontrolling interest of $5,676.

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

On September 8, 2014, the Company granted an aggregate of 4,690,339 common stock options to certain officers and advisors of the Company. The stock options were granted upon the effectuation of the Reverse Split on September 8, 2014. The options are exercisable at $0.50 per share and expire on February 7, 2024. 3,690,339 of the option vest in twelve quarterly installments beginning February 7, 2014 and 1,000,000 of the options vest in twelve monthly installments beginning February 7, 2014. The total fair value of the award was estimated to be $9,380,675..

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

The estimated fair value of each option award granted was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for the options granted during the year ended June 30, 2015:

2015
Risk-free interest rate	1.44% - 2.48%
Expected volatility	312.48% - 321.74%
Dividend yield	0.00%
Expected option term	2.5 – 5.9 years

A summary of the status of the Company’s stock option plan as of June 30, 2015 and changes during the year ended June 30, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	-	$-
Granted	5,140,339	0.500
Outstanding at June 30, 2015	5,140,339	0.500	8.675	$-
Exercisable at June 30, 2015	2,650,145	$0.500	8.652	$-

LocatorX Options

From January through June 2015, LocatorX granted an aggregate of 300,000 common stock options to certain consultants of the Company. The options are exercisable at $0.10 per share and expire on December 31, 2020. The options vest in twelve quarterly installments. An option expense of $7,307 was recorded on June 30 2015.

The estimated fair value of each option award granted was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. The fair value of the options is $16,370.  The following weighted-average assumptions were used for the options granted during the year ended June 30, 2015:

2015
Risk-free interest rate	0.86% - 1.07%
Expected volatility	73.58% - 93.57%
Dividend yield	0.00%
Expected option term	2.9 – 4.4 years

A summary of the LocatorX stock options during the year ended June 30, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	-	$-
Granted	300,000	0.100
Outstanding at June 30, 2015	300,000	0.100	5.512	$-
Exercisable at June 30, 2015	45,832	$0.100	5.512	$-

Warrants

The following table presents the warrant activity during the year ended June 30, 2015 presented on a post 1 for 100 Reverse Split basis:

	Common Shares Covered by Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at February 7, 2014	1,482,852	$1.088	1.863
Granted	590,300	0.500
Expired	(77,553)	1.600

Outstanding at June 30, 2014	1,995,599	$0.894	1.879	$1,907,927
Granted	900,000	1.167
Reset adjustment	69,744	1.334
Outstanding at June 30, 2015	2,965,343	$1.118	1.919	$-
Exercisable at June 30, 2015	2,965,343	$1.118	1.919	$-

11. Income Taxes

No provision for federal and state income taxes has been recognized for the years ended June 30, 2015 and 2014, as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

The Company had net operating loss carry-forwards for income tax reporting purposes of approximately $7.4 million as of June 30, 2015, which may be offset against future taxable income. These net operating loss carry-forwards may be carried forward in varying amounts until the time when they expire in 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business, both of which occurred on February 7, 2014. Therefore, the amount available to offset future taxable income has been limited.

No provision for federal and state income taxes has been recognized for year ended June 30, 2014, as the consolidated financial statements for these periods are those of MV Patents as the predecessor business to VRE. MV Patents incurred a net operating loss for income tax purposes in each period and has no carryback potential. From July 26, 2013 through February 6, 2014, the time during which the financial information of MV Patents is presented in these consolidated financial statements, MVP Portfolio (now VRE, see Note 1) was a single-member LLC and disregarded entity for federal and state income tax purposes. Accordingly, federal and state income taxes are not payable by, or provided for VRE.

Deferred tax assets consisted of the following as of June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Net operating loss carry-forwards	$2,504,070	$801,000
Valuation allowance	(2,504,070)	(801,000)
Net deferred tax asset	$-	$-

12. Retirement Plan

Effective January 1, 2014, the Company adopted a qualified 401(k) deferred compensation plan, with deferrals beginning in June 2014. All employees who are eighteen years or older and have worked for at least three consecutive months are eligible to participate in the plan. The plan provides for mandatory safe-harbor matching contributions and discretionary non-elective contributions as determined by management. The Company did not elect to make any contributions for the year ended June 30, 2015.

13. Commitments and Contingencies

Lien and encumbrances

On November 16, 2015 SiberLaw LLP filed for a default judgement against Visual Real Estate, Inc. for a liquidated amount of $146,736.43. The Duval county Florida court ruled in SiberLaw’s favor, and the amount recorded as a liability on the balance sheet. SiberLaw registered a lien at the US Patent Trademark Office for all patents owned by the Company’s  subsidiary Visual Real Estate Inc. These patents relate to Video Drive By family of patents including US Patents 7389181, 7929800, 8078396, 8090633, 8207964, 8213743, 8558848, 8554015

Concentration of Credit Risk

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

Twelve Months ending December 31,

2015	$215,000
2016	430,000
2017	44,767
$689,767

These agreements provide for additional bonus payments that are calculated as defined.

Other

ResoCator, Inc., the Company's wholly-owned subsidiary, has a royalty fee agreement whereby it pays a royalty fee equal to 10% of the net royalties in connection with the assignment of the ResoCator Patent owes fees of $0 and $33,000 as of June 30, 2015 and June 30, 2016, repectively. ResoCator paid royalty fees of $16,000 during the year ended June 30, 2015.

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

14. Subsequent Events

In July 2015, the Company had borrowed $5,000 from their officer. The note is due on demand, and bears no interest.

During the period from April 2015 to June 2016, the subsidiary LocatorX issued 4,090,000 options, with exercise prices from $0.10/share to $0.20/share, and vesting term from 12 equal installments over 3 years, 8 equal installments over 3 years, to 1 installment over 1 quarter.

During the period from July 2015 to April 2016, the subsidiary LocatorX issued 240,962 common shares in exchange for $481,924 cash.

During the period from September to November 2015, the Company issued 10,500,000 common shares for a total cash consideration of $420,000 and warrants to purchase up to an additional 5,250,000 common shares at $0.06 per share through a private placement of securities.

During the period from September to November 2015, the Company issued 9,500,000 common shares for a total fair value of $485,000 to settle $380,000 liabilities, and recognized a loss of $105,000. In addition, the Company also issued 4,750,000 warrants to purchase up to an additional 2,375,000 common shares at $0.06 per share

In May 2016, the Company issued a convertible note for $25,000. Along with the debt offering, the Company also issued 1,666,667 warrants.

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

During the period from December 2015 to June 2016, the subsidiary LocatorX issued 3,790,000 options, with exercise prices from $0.01/share to $0.02/share, and vesting terms from 12 equal installments over 3 years, 8 equal installments over 3 years, to 1 installment over 1 quarter.

On September 1, 2016, the Company formed a wholly owned subsidiary, Rabbit Drones, Inc. (which name was changed to 1st Rescue, Inc. in January 2017), which will explore the productization potential for a Miniature Atomic Clock (“MAC”) with a focus on medical equipment.

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