Form 10-Q
period 2016-03-31
MV Portfolios, Inc.
filed 2017-04-17
CIK 1363573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

MV PORTFOLIOS, INC.

Form 10-Q

For the Quarter ended March 31, 2016

PART I

FINANCIAL INFORMATION

MV PORTFOLIOS, INC. AND SUBSIDIARIES

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash	$ 70,323	$ 8,508
Total assets	$ 70,323	$ 8,508

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 1,250,607	$ 1,364,426
Short term loan - related party	5,000	-
Derivative liabilities	-	11,700
Total liabilities	1,255,607	1,376,126

Stockholders' deficit:
Convertible preferred stock, Series A, par value $0.001 per share;
50,000,000 shares authorized; 8,000,000 shares issued and
outstanding	8,000	8,000
Convertible preferred stock, Series B, par value $0.001 per share;
3,592,238 shares authorized; 749,740 shares issued and
outstanding	749	749
Convertible preferred stock, Series C, par value $0.001 per share;
50,000,000 shares authorized; 4,033,077 shares issued and
outstanding	4,034	4,034
Convertible preferred stock, Series D, par value $0.001 per share;
50,000,000 shares authorized; 20,000 and no shares issued and
outstanding	20	20
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 44,872,211 and 24,872,211 shares issued and
outstanding	44,872	24,872
Additional paid-in capital	24,006,373	20,906,276
Accumulated deficit	(25,030,360)	(22,298,998)
Total stockholders' deficit attributable to MV Portfolios, Inc.	(966,312)	(1,355,047)
Total stockholders' deficit attributable to noncontrolling interest	(218,972)	(12,571)
Total stockholders’ deficit	(1,185,284)	(1,367,618)
Total liabilities and stockholders' deficit	$ 70,323	$ 8,508

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Operating expenses:
General and administrative	$ 788,436	$ 1,901,234	$ 2,900,534	$ 14,243,752
Loss from operations	788,436	1,901,234	2,900,534	14,243,752

Other income (expenses):
Interest expense	-	-	-	(4,629,943)
Gain on change in fair value of derivative liabilities	-	151,675	11,700	2,288,915
Total other expenses, net	-	151,675	11,700	(2,341,028)

Loss from continuing operations	(788,436)	(1,749,559)	(2,888,834)	(16,584,780)

Loss from discontinued operations	-	-	-	(3,608)
Net loss	$ (788,436)	$ (1,749,559)	$ (2,888,834)	$ (16,588,388)
Net loss attributable to noncontrolling interest	(73,297)	(571)	(157,472)	(571)
Net loss attributable to MV Portfolios, Inc.	$ (715,139)	$ (1,748,988)	$ (2,731,362)	$ (16,587,817)

Basic and diluted net loss per share:
Loss from continuing operations per share	$ (0.02)	$ (0.07)	$ (0.07)	$ (0.84)
Loss from discontinued operations per share	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per share	$ (0.02)	$ (0.07)	$ (0.07)	$ (0.84)

Weighted average number of common shares outstanding
- basic and diluted	44,872,211	24,554,530	36,747,120	19,655,124

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$ (2,888,834)	$ (16,588,388)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	441
Impairment of mining rights	-	450,000
Loss on disposal of assets held for sale	-	3,167
Amortization of debt discounts and deferred financing costs	-	4,561,099
Gain on change in fair value of derivative liabilities	(11,700)	(2,288,915)
Options expense	1,556,061	6,680,570
Stock based compensation	-	4,062,000
Warrants issued for services	-	305,837
Warrants expense	152,167	-
Loss on common stock issued for liabilities	105,000	229,850
Loss on Series B preferred stock issued for liabilities	-	220,470
Change in operating assets and liabilities:
Prepaid expenses	-	280,880
Accounts payable and accrued expenses	266,181	(821,125)
Net cash used in operating activities	(821,125)	(1,206,247)

Cash flows from financing activities:
Proceeds from related party debt	5,000
Stockholder contributions	420,000
Contributions by noncontrolling interest	457,940	40,000
Repayment of convertible notes	-	(300,000)
Net cash (used) provided by (used in) financing activities	882,940	(260,000)

Net (decrease) increase in cash	61,815	(1,466,247)
Cash, beginning of period	8,508	1,468,401
Cash, end of period	$ 70,323	$ 2,154

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ 15,000
Income taxes paid	-	-

Non-cash investing and financing activities:
Conversion of convertible notes to Series C preferred stock		$ 3,660,000
Beneficial conversion feature	$ -	$ 3,660,000
Common stock issued to related party for mining rights	-	450,000
Common stock issued for exchange of warrants	-	4,000
Conversion of Series C preferred stock to common stock	-	3,684
Common stock issued for liabilities	485,000	339,009
Conversion of convertible notes to Series B	-	325,000
Series B preferred stock issued for liabilities	-	300,000
Conversion of accrued interest to Series C preferred stock	-	198,578
Conversion of Series B preferred stock to common stock	-	2,843
Conversion of accrued interest to Series B preferred stock	-	26,271

See accompanying notes to the unaudited consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Interim Financial Statements

The unaudited consolidated financial statements of MV Portfolios, Inc. and Subsidiaries (collectively the “Company”) as of March 31, 2016 and for the nine month periods ended March 31, 2016 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses for all periods presented, as the ongoing business has not yet commenced. The Company has not established an ongoing source of revenues and has funded activities to date primarily from convertible notes and common stock offerings. In addition, the Company had a working capital deficit as of March 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

While the Company believes, it will be successful in obtaining the necessary financing to (i) fund its operations, (ii) monetize its patents and meet revenue projections and (iii) manage costs, it does not currently have any financing plans in place and there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.

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

The following table presents summarized operating results for these discontinued operations. The table below does not present MV Patents because the historical financial information represents the activity of MV Patents as the predecessor business to VRE, and does not include any of the operations of the discontinued exploration stage mining business. The historical financial information for MV Patents for the nine months ended March 31, 2015 is included in the accompanying consolidated financial statements.

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Loss from discontinued operations	$ -	$ (3,608)

5. Related Party Transactions

Officer and director fees totaled $322,500 and $322,500 for the nine month periods ended March 31, 2016 and 2014, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

As of March 31, 2016, the Company owed its officers and directors $354,135 for compensation which was recorded as accounts payable and accrued liabilities in its consolidated balance sheets.

In July 2015, the Company had borrowed $5,000 from their officer. The note is due on demand, and bears no interest.

6. Derivative Liabilities

As of March 31, 2016 and June 30, 2015, there were 0 and 2,965,705 outstanding derivative warrants, respectively, with 0 and 1,475,043 common shares issuable upon exercise, respectively. The warrants qualify as derivative liabilities due to the existence of reset provisions which cause the instruments to no longer be indexed to the Company’s own stock under FASB ASC 815.

The Company estimated the fair value of the outstanding derivative warrants using a probability-weighted scenario analysis model. As of March 31, 2016 and June 30, 2015, the fair value of the derivative warrants was determined to be $0 and $11,700, respectively resulting in a gain on the change in the fair value of derivative liabilities of $11,700 for the three month period ended March 31, 2016.

The following is a summary of the key assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of March 31, 2016 and June 30, 2015:

	31-Mar-16	30-Jun-15
Common stock issuable upon exercise of warrants	N/A	1,475,043
Exercise price	N/A	$1.06 and $1.35
Market price of the Company's common stock	N/A	$0.12
Risk free interest rate	N/A	0.11%
Dividend yield	N/A	0.00%
Expected stock price volatility	N/A	211.00%
Expected term (years)	N/A	0.48 - 1.04 years

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of March 31, 2016 and June 30, 2015:

Fair Value Measurement at March 31, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	-	-	-

Fair Value Measurement at June 30, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	-	-	11,700

The following table sets forth the changes in the fair value of derivative liabilities for the three month period ended March 31, 2016:

Balance, June 30, 2015	$11,700
Change in fair value of derivative liabilities	(11,700)
Balance, March 31, 2016	$-

8. Stockholders’ Equity

During the period from September to November 2015, the Company issued 10,500,000 common shares for a total cash consideration of $420,000 and 5,250,000 warrants to purchase up to an additional 2,625,000 common shares at $0.06 per share through a private placement of securities.

During the period from September to November 2015, the Company issued 9,500,000 common shares for a total fair value of $485,000 to settle $380,000 liabilities, and recognized a loss of $105,000. In addition, the Company also issued 4,750,000 warrants to purchase up to an additional 2,375,000 common shares at $0.06 per share.

During January through March 2016, LocatorX issued 228,970 shares of common stock for $457,940. The issuance of the subsidiary shares resulted in an adjustment to noncontrolling interest of $48,929.

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

The estimated fair value of each option award granted was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for the options granted during the year ended Jun 30, 2015:

2015
Risk free interest rate	1.44% - 2.48%
Expected stock price volatility	312.48% - 321.74%
Dividend yield	0.00%
Expected term (years)	2.5 - 5.9 years

Due to timing of the vesting, option amortization expense in the amount of $1,502,823 for options issued in the prior year was recognized for the nine months ended March 31, 2016. A summary of the status of the Company’s stock option plan as of March 31, 2016 and changes during the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value
Outstanding as of June 30, 2015	5,140,339	$0.500
Granted	-	-
Forfeited	-	-
Outstanding as of March 31, 2016	5,140,339	$0.500	7.922	$-
Options vested and exercisable	3,685,229	$0.500	7.908	$-

LocatorX Options

From January through March 31, 2016, LocatorX granted an aggregate of 3,442,500 common stock options to certain consultants of the Company. The options are exercisable at $0.10 to $0.20 per share and expire on December 31, 2020. The options vest in twelve quarterly installments.

Options totaling 667,500 shares were forfeited when consultant that had vesting options did not have their contracts renewed.

The estimated fair value of each option award granted was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. The fair value of the options is $283,109. The following weighted-average assumptions were used for the options granted during the year ended March 31, 2016:

2015-2016
Risk-free interest rate	0.86% - 1.07%
Expected volatility	73.58% - 93.57%
Dividend yield	0.00%
Expected option term	1.6 – 4.4 years

Options amortization expense of the LocatorX stock options was $53,238 for the nine months ended March 31, 2016. A summary of the status of LocatorX’s stock options as of March 31, 2016 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2015	300,000	$ 0.100	5.512
Forefeited	667,500	$ 0.17
Granted	3,790,000	0.190
Outstanding at March 31, 2016	3,422,500	0.186	2.807	$ -
Exercisable at March 31, 2015	269,167	$ 0.171	3.330	$ -

MV Portfolios Warrants

The estimated fair value of the warrants issued was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. Warrants expense was $152,167 for the nine months ended March 31, 2016. The following table presents the warrant activity during the nine month period ended March 31, 2016 presented on a post 1 for 100 Reverse Split basis:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value
Outstanding as of June 30, 2015	2,965,343	$ 1.118	1.919	$ -
Reset adjustments	-	-
Granted	10,000,000	0.060
Forfeited	(1,173,666)	1.352
Outstanding as of March 31, 2016	11,791,677	$ 0.198	1.635	$ -
Warrants vested and exercisable	11,791,677	$ 0.198	1.635	$ -

The estimated fair value of $152,167 for the warrants was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. All warrant expenses were expensed immediately for the nine months ended March 31, 2016. The following weighted-average assumptions were used for the warrants for the nine months  ended March 31, 2016:

2015-2016
Risk-free interest rate	0.99%
Expected volatility	186% - 207%
Dividend yield	0.00%
Expected option term	1 years

10. Retirement Plan

Effective January 1, 2014, the Company adopted a qualified 401(k) deferred compensation plan, with deferrals beginning in June 2014. All employees who are eighteen years or older and have worked for at least three consecutive months are eligible to participate in the plan. The plan provides for mandatory safe-harbor matching contributions and discretionary non-elective contributions as determined by management. The Company did not elect to make any contributions for the nine month period ended March 31, 2016.

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

2016	322,500
2017	44,767
$ 367,267

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

12. Subsequent Events

During the month of April 2016, the subsidiary LocatorX issued 11,992 shares in exchange for $23,984 cash.

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

In June 2016, the Company issued 105,611 common shares upon the conversion of 105,611 shares of Series C preferred stock. In October, 2016, the Company issued 52,806 common shares upon the conversion of 52,806 shares of Series C preferred stock.”

On September 1, 2016, the Company formed a wholly owned subsidiary, Rabbit Drones, Inc. (which name was changed to 1st Rescue, Inc. in January 2017), wich will explore the productization potential for a Miniature Atomic Clock (“MAC”) with a focus on medical equipment.

In the period from November 2016 to March 2017, the Company issued 15,475,000 common shares for a consideration of $309,500 and 15,475,000 warrants to purchase up to an additional 7,737,500 common shares with an exercise price of $0.06/share through a private placement of securities. In addition, 11,225,000 additional common shares are to be deferred and issued at a later date. In total 26,700,000 were sold for cash. In connection with this private placement of securities, the Company agreed to become current with the reporting obligations under Section 12(g) of the Exchange Act and file all reports due thereunder.

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

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our historical results of operations up to February 6, 2014 reflect the business of MV Patents, which operated the VRE business, and MVP Portfolio, as the predecessor of the Company’s business.  Results of operations from February 7, 2014 through the date of this report include the pre-Securities Exchange business unrelated to VRE, which is reflected as discontinued operations in the consolidated financial statements, and the business of VRE. The results of operations for the nine months ended March 31, 2015 include the consolidated results of operations of MV Portfolios, Inc. and Subsidiaries (including (i) CalGold de Mexico, S. de R.L. de C.V., formed to explore mining opportunities in Mexico, and included in discontinued operations, (ii) VRE, (iii) Flexine, Inc. and (iv) ResCator, Inc.

Results of operations for the nine month periods ended March 31, 2015 includes the results of operations of MV Patents, as the predecessor business to VRE.

Comparison of the three months ended March 31, 2016 and March 31, 2015

Our general and administrative expenses totaled $788,436 and $1,901,234 for the three months ended March 31, 2016 and 2015, respectively. General and administrative expenses decreased to $788,436 for the three months ended March 31, 2016 from $1,901,234 for the three months ended March 31, 2015 primarily due to only large expenses coming from fees paid to consultants and professional service providers, and share based compensation for the officers of the company.

We recorded non-operating gains of $0 during the three months ended March 31, 2016, compared to a non-operating gain of $151,675 during the three months ended March 31, 2015. The non-operating gains during the three months ended March 31, 2016 related to the change in fair value of the derivative liabilities. There were non-operating expenses of $0 during the three months ended March 31, 2015

We had a net loss of $788,436 for the three months ended March 31, 2016 and a net loss of $1,749,559 for the three months March 31, 2015.

Comparison of the nine months ended March 31, 2016 and March 31, 2015

Our general and administrative expenses totaled $2,900,534 and $14,243,752 for the nine months ended March 31, 2016 and 2015, respectively. General and administrative expenses decreased to $2,900,534 for the nine months ended March 31, 2016 from $14,243,752 for the nine months ended December 31, 2015, primarily due to only large expenses coming fees paid to consultants and professional service providers, and share based compensation for the officers of the company.

We recorded non-operating gains of $11,700 during the nine months ended March 31, 2016, compared to non-operating expenses of $2,341,028 during the nine months ended March 31, 2015. The increase was primarily related to the retirement of interest expense of $4,629,943 less a gain on the change in fair value of derivative liabilities of $2,288,915. Non-operating gains of $11,700 during the nine months ended December 31, 2015 resulted from a change in the fair value of the derivative liabilities.

We had a net loss of $2,888,834 for the nine months ended March 31, 2016 and a net loss of $16,588,388 for the nine months March 31, 2015.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of March 31, 2016 was $70,323 compared to $8,508 as of June 30, 2015. The increase resulted primarily from the stockholder contributions.

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

Commitments

The Company has employment agreements with two of the Company’s executive officers. The aggregate future commitment under these agreements is as follows:

Calendar Year Commitments

2016	322,500
2017	44,767
$367,267

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

With respect to the quarterly period ended March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016.

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