Form 10-K
period 2016-06-30
MV Portfolios, Inc.
filed 2017-04-17
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: June 30, 2016

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to

Commission file number	000-54706

MV PORTFOLIOS, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	83-0483725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 Isabella boulevard
Suite 50
Jacksonville Beach, FL 32250	32250
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (904) 903-4504

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

As of March 31, 2017, there were 84,230,628 shares of the registrant's common equity outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Forward Looking Information		1
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and	20
	Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and	21
	Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes and Disagreements With Accountants on Accounting and	25
	Financial Disclosure
Item 9A.	Controls and Procedures	25
Item 9B.	Other Information	26

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	27
Item 11.	Executive Compensation	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management and	31
	Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director	32
	Independence
Item 14.	Principal Accountant Fees and Services	33

PART IV
Item 15.	Exhibits, Financial Statement Schedules	34

SIGNATURES		40

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

●

Following the closing of the MVP Acquisition, we acquired and will continue the business of MVP, that is, patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon MVP’s patented technology.

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

The Series D Preferred Stock

Concurrently with the closing of the Securities Exchange, we sold to each of David Rector and William Meadow, ten thousand (10,000) shares at a price of $0.10 per share (calculated on a post-Reverse Split basis) of our to be authorized and designated Series D Convertible Preferred Stock (the “Series D Preferred Stock”).  The Series D Preferred Stock will be equivalent in all respects to the Common Stock, other than each share of Series D Preferred Stock will be entitled to cast 1,000 votes per share and will have a liquidation preference equal to $0.10 per share.  Each share of Series D Preferred Stock will automatically convert into One (1) share of Common Stock on the earlier of: (i) the listing the Company’s securities on a national securities exchange and (ii) a change of control of the Company. David Rector transferred the 10,000 D shares to Shea Ralph following his resignation from the Company Board.

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

We continue to actively seek to broaden our intellectual property portfolio.   Our philosophy is to seek and acquire intellectual property and technology.  We are reviewing portfolio opportunities with a view toward acquiring those which we believe have potential for monetization through licensing opportunities or enforcement which may be related or unrelated to the Video Drive-by and online mapping patents.  We are actively engaged in due diligence with respect to a number of patent and intellectual property portfolios  On August 15, 2014, MVP signed an option agreement with Harvard University related to a dielectric elastomer innovation that has the potential to create digital smart phone images where all objects are in focus. In January 2015, the Company decided not to exercise our option to productize the Harvard dielectric elastomer.  There is no assurance that we will succeed in acquiring any such portfolios, as to the terms of any such acquisition or that we will successfully monetize any portfolio that we acquire.

Key Elements of Business Strategy

Our intellectual property acquisition, development and licensing business strategy will include the following key elements:

· Identify Emerging Growth Areas where Patented Technologies will Play a Vital Role

Certain technologies become core technologies in the way products and services are manufactured, sold and delivered by companies across a wide array of industries.  In conjunction with our partners, patent attorneys, and other patent sourcing professionals, we plan to identify core, patented technologies that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services.

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

· Successfully License and Enforce Patents with Significant Royalty Potential

As part of the patent evaluation process, significant consideration is also given to the identification of potential licenses, customers, infringers, industries within which the potential infringers exist, longevity of the patented technology, and a variety of other factors that directly impact the magnitude and potential success of a licensing, development and enforcement program.  We are seeking to hire individuals trained in commercialization and in evaluating potentially infringing technologies and in presenting the claims of our patents and demonstrating how they apply to companies we believe are using our technologies in their products or services.  These presentations can take place in a non-adversarial business setting, but can also occur through the litigation process, if necessary.  Ultimately, we may execute patent licensing arrangements with users of our patented technologies through licensing negotiations, without the filing of patent infringement litigation, or through the negotiation of license and settlement arrangements in connection with the filing of patent infringement litigation.

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

Subsidiary Operations

LocatorX, Inc. (formerly named ResoCator, Inc.) (“LocatorX”) was established to develop and market new technologies based on University of Oxford’s patented Miniature Atomic Clock (MAC). In July 2015, LocatorX acquired exclusive global rights for all fields of use to the Patent 8217724 / EP2171546B1. Following is an overview of the LocatorX operations.

Business Summary: LocatorX, Inc. is developing and marketing new technologies using Miniature Atomic Clock (MAC) technology patented by the University of Oxford. The LocatorX has an exclusive global license to this patent and others for the lifetime of the patent. A new, man-made, nitrogen encaged ‘Buckyball’ molecule is the core of the MAC. GRL enabled products will be able to “self-locate” indoors and outdoors, essentially everywhere people work, live and play. A GRL works by listening to existing terrestrial radio transmitters to determine the distance by counting the speed of light. Given the molecular scale of this invention along with the convergence of variety of other electronic innovations, management anticipates with the appropriate capital infusion of $8 million LocatorX can build low-cost GRLs into a variety of form factors, from product labels to Internet of Things (IoT) devices and more. Everyday billions of people and trillions of dollars of physical assets move, the power to know where they are and where they moved to will become commonplace.  The LocatorX hopes to work with a variety of Strategic Licensing Partners (SLPs) to rapidly bring this innovation to a variety of markets. Atomic clocks are currently used in GPS satellite transmissions for precise location determination. We are using the MAC to create a family of uniquely encoded devices that are capable of “self-location” indoors and outdoors, based on precise calculations of signal flight-time from existing terrestrial radio transmitters. As stated earlier, we plan to market our innovation under the generic brand “GRL” (Global Resource Locator) – and management believes it to be next generation GPS. More importantly, the LocatorX will offer hardware security and privacy features built into every MAC chip. Management anticipates that the Miniature Atomic Clock will be integrated into a variety of System on a Chip (SoC) designs, created and marketed by our Strategic Licensing Partners (SLPs) as GRL enabled products. Select SLPs will be given the opportunity to acquire multi-year exclusive field of use rights to our MAC and GRL technologies to help grow their respective core businesses.

It is anticipated that the LocatorX will derive revenue from the following sources:

1) Sales of MAC and GRL chips and designs,

2) Field of use licenses granted to SLPs, and

3) A share of the on-going fees collected by those SLPs for location and environmental sensor data generated by the GRL enabled products.

Business Model: Management believes low margin on sales of MAC and GRL chips and designs will enable more long-term profits from the naturally reoccurring revenue of tracking and reporting location and sensor data. The LocatorX plans to build a technology licensing team with highly commissioned sales executives experienced in a variety of target industries. They will work with our Strategic Licensing Partners (SLPs) to integrate, productize and license MAC enhanced products and services. Field of use licenses will be offered for MAC chip designs, MAC chips, GRL devices, labels, tags, and a variety of electronics such as IoT devices and billions of Smartphones. The LocatorX has engaged experienced teams at the Washington Nanofabrication Facility and Oxford Material Science Department, each of whom management believes have the necessary skills, equipment and experience to design, build and test the first MAC chips for integration into GRL devices. We have completed our first wafer at the Washington NanoFabrication Facility.

The production of the patent portfolio by LocatorX anticipates plans to:

• Create MAC chip designs for production on reels for printed circuit board production on small IoT devices

• Create MAC chip designs on reels for high volume RFID type label production

• Create GRL device, labels, tags and produce volume designs for performance profiling

• Integrate COTS designs to implement GRL reference designs for incorporation by SLPs

• Create LocatorX Smartphone apps (and publish source code) for use by our SLPs

• Work with SLPs to offer 1stAtlas Cloud services to receive GRL data from Smartphone gateway Apps

• Work with SLPs to integrate and then administer security framework to uniquely encode all MACs

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

Unique Competitive Advantages: We believe LocatorX’s MAC solves several problems that have existed for decades computing, communication and location based services.  First, the MAC will require no standby power. Secondly, the MAC is indeed miniature and we believe the incremental space it will occupy on a chip will be less than 1mm2. Finally, the MAC will benefit from the extreme low cost of high volume wafer scale production. We recognize significant challenges in fully deploying the Oxford innovation and creating high volume products. To LocatorX’s knowledge, there are no other molecular species of the type described in the patent which deliver the spin properties and measurable phase-shift requisite for building a stable solid-state atomic clock device. Current small atomic clocks rely on a Cesium Ion cloud that needs constant power and a variety of complex supporting electronics to work.

Product Offerings:  LocatorX when fully funded anticipates productizing and licensing MAC based technologies. The first location product family will be the “Global Resource Locator” (GRL) which is part of a suite of devices and services that will compete with GPS as well as many other interior “beacon based” location based technologies. GRL devices will enable highly accurate locating of any object, whenever radio waves from terrestrial cell towers and other RF sources exist, using on-board atomic clock based trilateration - with an anticipated drastic reduction in price, size and power consumption as compared to current atomic clock technology.

Chip Development: LocatorX has researched, conferred and met a number of independent MicroElectro Mechanical System (MEMS) and CMOS IC designers, fabless design facilities, Integrated Device Manufacturers (IDMs), and foundries. It will take several designers each with specific skills to collaborate on the chip design. LocatorX is currently in discussions with MEMS designers, MEMS/CMOS design firms, short run wafer fabrication and packaging facilities. Upon completion of additional funding, for which we have no commitments, LocatorX will engage the designers with the foundry to start the design and production planning process. The first products will be a MAC chip and MAC design added to an existing IoT device to create a GRL. It is anticipated that several design, build, test cycles will be required to develop a functional, scalable high volume MAC chip design. Every MEMS and CMOS based IC function described in the GRL device features (excluding the MAC component) is “off the shelf” and proven in high volume environments from several suppliers. The long term cost of chips is based on the amount of real estate on the wafer and the number of steps involved. Our MAC will require more steps than most IC chips and MEMS chips. RFID tag can now be built for a few pennies today, some devices are fractions of a penny in volume. LocatorX currently anticipates that the longer term (several years) costs will be in line with other ultra-low cost technologies like RFID tags and NFC chips (near field communication, found on debit cards around the world).

Sales and Marketing: LocatorX when fully funded anticipates building a small strategic licensing team focused on a targeted list of Strategic Partners. LocatorX intends to work with the Strategic Partners to integrate, productize and then license MAC enhanced products and services. Field of use and transaction based licenses will be offered for MAC chip designs, MAC chips, GRL devices, transaction servers (location, timing, communication, security, RF network access, etc.) and integrated into a variety of electronics such as IoT devices. Strategic Partners will provide expertise and access to their existing MEMS & CMOS design/production facilities, assembly operations, applications platforms, sales and marketing teams, and their distribution channels and end user customers.

   Phase 1: Develop production plan and functional first generation devices.

   Phase 2: Develop volume production based design and begin shipments.

Potential Product Uses: Nearly everyone on the planet now has a Smartphone device that can let them easily interoperate with other electronic devices. The Internet of Things concept represents thousands of device designs in hundreds of categories. LocatorX anticipates that it will be able to license the patent MAC and additional technology enhancements (GRLs) to a variety of strategic technology partners who can bring immediate market credibility, rapid productization and customers to adopt and enjoy the benefits. Management believes the unique molecular nature of this fundamental patent will provide both LocatorX, Inc. and our Strategic Partners strong long-term patent protection. Atomic clocks provide additional accuracy enabling, among other things, precise trilateration for measuring Time Delay of Arrival (TDOA) of radio signals, which move about 1 foot every billionth of a second. Atomic clocks are found in many core infrastructure systems every fiber optic network, high-end routers and cell towers. Most atomic clocks are priced in the $1,000 to $50,000 range. We believe our technology will be a dramatically lower and more importantly consume zero standby power.

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

Potential Product Benefits: LocatorX anticipates that the MAC innovation, if successfully developed, will enable a variety of new value propositions for a number of uses. The list below can be applied across multiple product types and industries.

1) Mobile End Points: GRLs will be sensor-enabled mobile end points that can report on mission critical data. With GRL labels applied or built into items of any type, including consumables, wearables, high-value assets and day-to-day things like luggage and packaging. This means you have the ability to offer higher levels of real-time control and tracking.

2) Greater Efficiency: Having GRL location and condition data for billions of items throughout the entire life cycle opens opportunities to make the supporting ecosystem of third party companies and delivery services more efficient.

3) Customer Service -Shipping Inquires: Any GRL tagged item will be able to be traced with virtually no human intervention. Inquires from customers about deliveries from shippers facilities or third parties, can be fully automated and dramatically more accurate.  Users will touch their app to see where any delivery is, in real time.  Authorized parties in the ecosystem will have location, temperature and humidity information about any delivery upon request.

4) Reduced Theft: As the world learns that products embedded GRLs publish their location and devices with the app act as transmission bridges the volume of stolen goods will be dramatically reduced.

5) Payment Triggers: GRL services could facilitate authentication and confirmation of payment transactions by tracking the physical location of any individual allowing payment for certain items to occur when they have entered a delivery point.

6) Reorder: Post-delivery, goods and containers with tactile based I/O GRL tags can act as simple instant consumer re-order devices as well as providing expiration and environmental updates on items such as foods or medicine.

7) Integration with Third party sellers: UUID encoded GRLs affixed to label rolls will allow for easy attachment to existing products or containers. Shippers can offer full inventory tracking throughout a 3rd party’s products life cycle.

8) Leading Near-Term Transformation: As GRLs are rapidly added to more and more items they will enhance business processes. Companies can provide customers entire suites of information processing applications across all types of computing platforms now and for years to come.

Location Market: LocatorX anticipates that many product suites and associated services will be built around the GRL technology. We believe the mature GPS device marketplace and the rapidly growing indoor location technologies markets may offer a huge list of Use Case Scenarios where the MAC can transform and impact human behavior on a global scale. For example, when developed the GRL devices will be capable of being embedded into credit cards, cell phones, consumer electronics, prescription bottle labels, shipping labels, product packaging, product labels, government & other organizations ID’s, high value assets, and clothing.

Intellectual Property Development: LocatorX intends to invest in the expansion of the existing patent portfolio. LocatorX secured an exclusive option from Oxford University’s patent licensing company for the core invention of the Miniature Atomic Clock (USPTO 8217724 and EP2171546B1 PCT GB2008/002229). This invention makes feasible the creation of a wide variety of novel methods as part of an innovative Miniature Atomic Clock enabled methods and apparatus. William D. Meadow has filed patent applications on January 5th (USPTO# 15-62100033), on February 18th (USPTO# 15-62117946) and on July 07th (USPTO# 15-62189427) that includes the concepts and product offerings presented in this plan. Mr. Meadow, Oxford University as well as other Universities and inventors will receive royalties, commissions and equity in consideration for contributing their intellectual property rights.

Competition

We expect to encounter significant competition in our new line of business from others seeking to commercialize, acquire, license and develop their intellectual property assets.   Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do.   Entities such as Document Security Systems, Inc., Vringo, Inc., VirnetX Holding Corp., Acacia Research Corporation, Allied Security Trust, Altitude Capital Partners, Augme Technologies Inc., Intellectual Ventures, Ocean Tomo, RPX Corporation, Rembrandt IP Management and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets.   We expect others to enter the market.   In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to realize the value of our assets which may be the result of the inability or unwillingness of third parties to also grant licenses to parties without the cooperation of the owners of other infringed rights.

Research and Development Expenditures

We have incurred no research and development expenditures over the last fiscal year and do not anticipate significant future research and development expenditures.

Employees

We currently have three employees, our Chief Executive Officer, William D. Meadow, our Chief Financial Officer, Shea Ralph, and an Executive Administrator and one consultant.

Offices

Effective August 31, 2013, we terminated our services agreement with Incorporated Communications Services (“ICS”), to reduce our corporate overhead relating to certain administrative costs.  Under this agreement, ICS had provided, among other things, our corporate headquarter offices at 4515 Ocean View Blvd, La Canada, CA.  From that date until the closing of the MVP Acquisition, we utilized the offices of our legal counsel, Gottbetter & Partners, LLP, 488 Madison Avenue, 12 th  Floor, New York, NY 10022, as our corporate headquarters address.  Effective as of the date of the Securities Exchange, our principal offices are located at 2850 Isabella Blvd., Suite 100 Jacksonville Beach, FL 32250, phone (904)-903-4504.  Our website address is www.mvportfolios.com.

Subsidiaries

As of June 30, 2016 we have three subsidiaries:

(i) Visual Real Estate, Inc., our patent holding entity.

(ii) On November 20, 2014, the Company formed a wholly owned subsidiary, Flexine, Inc., which will explore productization potential from a patent from Harvard University for a novel material that may be used to create a unique variable focus lens for SmartPhone cameras.

(iii) On November 20, 2014, the Company formed a subsidiary, LocatorX, Inc., which will explore productization potential from a patent from the University of Oxford for a Miniature atomic Clock.  MV Portfolios, Inc. has signed an option agreement for US Patent 82217724 with ISIS Innovations (University of Oxford’s patent licensing company). As of June 30, 2016 the Company owns 73% of the issued shares of LocatorX.

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

On November 16, 2015 SiberLaw LLP filed for a default judgement against Visual Real Estate, Inc. for a liquidated amount of $146,736.43. The Duval county Florida court ruled in SiberLaw’s favor, and the amount recorded as a liability on the balance sheet. SiberLaw registered a lien at the US Patent Trademark Office for all patents owned by the Company’s  subsidiary Visual Real Estate Inc. These patents relate to Video Drive By family of patents including US Patents 7389181, 7929800, 8078396, 8090633, 8207964, 8213743, 8558848, 8554015

We have included a list of our issued U.S. patents below. Each patent below is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov .

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

There currently is an extremely limited public market for our common stock.  Further, although our common stock is currently quoted on the OTC Markets Inc., QB Tier, trading of our common stock may be extremely sporadic.  For example, several days may pass before any shares may be traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time.  There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

We have a total of 50 million shares of preferred stock authorized for issuance, with _______ of such shares available for future issuances.  Without any further shareholder vote or action, our Board of Directors may designate and approve for issuance additional shares of our preferred stock out of that number.  The terms of any such preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock.  The designation and issuance of additional preferred stock favorable to current management or shareholders could make any possible takeover of the Company or the removal of our management more difficult.

Any future failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K, an assessment by management of the effectiveness of our internal control over financial reporting.  While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management has not in this report concluded and may not be able to conclude in the future that our internal control over financial reporting is effective.  This could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management, and in the future our independent registered public accounting firm, to report on the effectiveness of our internal control over financial reporting, as required by Section 404.  Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.  We currently do not have an internal audit group, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404.  We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404.

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

Period	High	Low

Fiscal Year Ending June 30, 2015
First Quarter	$2.85	$1.50
Second Quarter	2.85	.19
Third Quarter	.20	.08
Fourth Quarter	.19	0.12

Fiscal Year Ending June 30, 2016
First Quarter	$.12	.05
Second Quarter	.08	.05
Third Quarter	.08	.01
Fourth Quarter	.03	.02

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

Holders

On September 12, 2014, we had a 1 for 100 Reverse Split shares of our common stock issued and outstanding held by 57 shareholders of record, and 8,000,000 shares of our Series A Preferred Stock held by 1 shareholder.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2016.

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

The Company has 6,150,564 options available for grant under the 2014 Plan. As of June 30, 2016, there were 5,140,339tock options outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, highlight the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described and should be read in conjunction with the financial information included elsewhere in this Annual Report, including our audited financial statements for the years ended June 30, 2016 and 2015 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “MV Portfolios,” “us,” “we,” “our,” and similar terms refer to MV Portfolios, Inc. (formerly California Gold Corp.), a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

On November 20, 2014, the Company formed a wholly owned subsidiary, Flexine, Inc., which will explore productization potential from a patent from Harvard University for a novel material that may be used to create a unique variable focus lens for SmartPhone cameras. The Company decided not to pursue a license with Harvard University in Q1 2015.

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

Results of Operations

Fiscal Years Ended June 30, 2016 and 2015

General and administrative expenses decreased from $15,446,459 in the fiscal year ended June 30, 2015 to $3,450,337 in the fiscal year ended June 30, 2016, primarily due to a reduction of professional fees related to accounting and legal services, and increased salary expenses.

Non-operating expenses increased reduced from $2,276,328 in the fiscal year ended June 30, 2015 to a non operating gain of $10,178 in the year ended June 30, 2016. The significant change over the prior year was primarily due to the elimination of the Company’s interest expense less a gain on the change in the fair value of derivative liabilities.

We had net loss of $17,719,500 in the year ended June 30, 2015, and a net loss of $3,227,020 in the year ended June 30, 2016, including losses from discontinued operations of $3,608 in the year ended June 30, 2015 and $0 in the year ended June 30, 2016, relating to the pre-Securities Exchange mining activities of California Gold and Subsidiary.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30, 2015 was $8,508 and $2,640 as of June 30, 2016. Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been from the sale of debt and proceeds.

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

Intangible Assets

The Company has several patent portfolios. As of June 30, 2016 and 2015, no value has been assigned to the patents. The main patents in the portfolio were transferred to MV Patents, the predecessor business to VRE, by a member on July 25, 2011, for the consideration of $1 without recourse. The patents were transferred to VRE on August 30, 2013 without recourse. As such, the patents are recorded at historical cost, which was deemed to be zero at the time of transfer.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control—Integrated Framework .  Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did identify the following material weaknesses in our internal control over financial reporting for year ended June 30, 2016:

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

2. We did not maintain proper segregation of duties for the preparation of our financial statements. For the fiscal year ended June 30, 2016, we had only one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended June 30, 2016, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2016; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2015; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2014, that received annual compensation during the fiscal year ended June 30, 2016, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William D. Meadow, Chief Executive Officer (1)	2016	250,000	-	-		-	-	-	250,000
	2015	250,000	-	-		-	-	-	250,000
	2014	275,247	-	-		-	-	-	275,274

David Rector, Chief Operating Officer (2)	2016	-	-	-		-	-	-
	2015	-	-	-		-	-	-
	2014	-	-	-		-	-	104,000	104,000

Shea Ralph, Chief Financial Officer	2016	180,000	-	-		-	-	-	180,000
	2015	120,000	-	-		-	-	-	120,000
	2014	67,500	-	-		-	-	-	67,500

(1) For the years ended June 30, 2016 and June 30, 2015, William Meadow received $250,000 in salary in compliance with his employment agreement with the Company.  For the period February 7, 2014 to June 30, 2014, William Meadow received $93,750 in salary in compliance with his employment agreement with the Company.

(2) David Rector’s tenure as Chief Operating Office was governed by consulting agreement dated February 7, 2014.  For the period February 7, 2014 to June 30, 2014 Mr. Rector received $45,000 in fees and an additional $59,000 paid at closing.

(3) For the years ended June 30, 2016 and June 30, 2015, Shea Ralph received $180,000 and $120,000, respectively in salary in compliance with his employment agreement with the Company.

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

Deferred Compensation Plan

Effective January 1, 2014, the Company adopted a qualified 401(k) deferred compensation plan, with deferrals beginning in June 2014. All employees who are eighteen years or older and have worked for at least three consecutive months are eligible to participate in the plan. The plan provides for mandatory safe-harbor matching contributions and discretionary non-elective contributions as determined by management. The Company did not elect to make any contributions for the periods ended June 30, 2016 and 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of June 30, 2016 on a post-Reverse Split basis:

• each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

• each of our directors;

• each of our executive officers; and

• all of our directors and executive officers as a group.

•

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

Title of Class:  Common Stock & Series B, C, D

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership [a]	Percent of Class [b]
William Meadow	Common Stock & Series D & Options	17,129,651(1)	37.46%
Shea Ralph	Common Stock & Series D & Options	2,767,325 (2)	6.10%
All directors & executive officers as a group (3 persons)	Common Stock	19,896,976	43.56%

Frost Gamma Investments Trust	Common Stock & Series C	2,367,369 (3)	5.22%
4400 Biscayne Blvd., #850
Miami, FL 33137

Alpha Capital	Common Stock & Series C	2,492,333 (4)	5.39%
Pradafant 7
LI-9490 Vaduz
Liechtenstein

__________________________________________

a.

A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of options or warrants. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable, or exercisable within 60 days of June 30, 2016, have been included in the table with respect to the beneficial ownership of the person owning the options or warrants.

b.

As of June 30, 2016, there were 24,872,211 shares currently issued and outstanding. Each person beneficially owns a percentage of our outstanding common shares equal to a fraction, the numerator of which is the number of common shares held by such person plus the number of common shares that such person can acquire within 60 days of June 30, 2016 upon the exercise or conversion of options, warrants or convertible securities, and the denominator of which is 24,872,211 (the number of shares currently outstanding) plus the number of shares such person can so acquire during such 60-day period.

(1)

Includes (i) 744,651 shares of our common stock issuable upon the exercise of options under our 2014 Plan, which vest in 12 equal quarterly installments beginning on May 7, 2014, provided that Mr. Meadow remains continuously engaged as a director or officer through the applicable vesting date and (ii) 16,385,000 shares of common stock and 10 shares of Series D preferred stock.

(2)

Includes 367,325 shares of our common stock issuable upon the exercise of options under our 2014 Plan, which vest in 12 equal quarterly installments beginning on May 7, 2014, provided that Mr. Ralph remains continuously engaged as a director or officer through the applicable vesting date and 2,400,000 shares of common stock.  Excludes 410,038 options to purchase common stock which vest upon our achieving revenues of at least $20,000,000.

(3)

Common shares owned by Frost Gamma 1,967,369. Includes 400,000 shares of our Series B Preferred Stock that are convertible to common stock within 60 days. Dr. Philip Frost may be deemed to hold voting and dispositive power over securities of the Company held by Frost Gamma Investments Trust.

(4)

Includes 1,2225,00 common stock and 1,267,333 shares of our Series C Preferred Stock that are convertible to common stock within 60 days.  Konrad Ackermann may be deemed to hold voting and dispositive power over securities of the Company held by Alpha Capital Anstalt.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2016 and 2015, are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2016	Fiscal year ended June 30, 2015
Audit fees (1)	$22,000	$51,700
Audit-related fees (2)	207,381	127,500
Tax fees (3)	4,700	-
All other fees (4)	-	-
Total fees	$234,081	$179,200

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Our audit and reviews for the years ended June 30, 2016 and June 30, 2015, and for the period February 7, 2014 to June 30, 2014 were performed by MaloneBailey, LLP.

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

The following Exhibits were filed with the previous Annual Report on Form 10-K:

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
Shea Ralph

MV PORTFOLIOS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MV Portfolios, Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of MV Portfolios, Inc. and its subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MV Portfolios, Inc. and its subsidiaries as of June 30, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 17, 2017

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash	$ 2,640	$ 8,508
Total assets	$ 2,640	$ 8,508

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 1,345,811	$ 1,364,426
Short term loan - related party	5,000	-
Short term loan – net of discount of $19,417	5,583	-
Derivative liabilities	-	11,700
Total liabilities	$ 1,356,394	$ 1,376,126

Stockholders' deficit:
Convertible preferred stock, Series A, par value $0.001 per share;
50,000,000 shares authorized; 8,000,000 shares issued and
outstanding	8,000	8,000
Convertible preferred stock, Series B, par value $0.001 per share;
3,592,238 shares authorized; 749,740 shares issued and
outstanding	749	749
Convertible preferred stock, Series C, par value $0.001 per share;
50,000,000 shares authorized; 3,927,466 and 4,033,077 shares issued and
issued and outstanding	3,928	4,034
Convertible preferred stock, Series D, par value $0.001 per share;
50,000,000 shares authorized; 20,000 shares issued and
outstanding	20	20
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 44,977,822 and 24,872,211 shares issued and
outstanding	44,978	24,872
Additional paid-in capital	24,410,394	20,906,276
Accumulated deficit	(25,526,018)	(22,298,998)
Total stockholders' deficit attributable to MV Portfolios, Inc.	(1,057,949)	(1,355,047)
Total stockholders’ equity attributable to noncontrolling interest	(295,805)	(12,571)
Total stockholders’ deficit	(1,353,754)	(1,367,618)
Total liabilities and stockholders' deficit	2,640	$ 8,508

See accompanying notes to the consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2016	June 30, 2015
Operating expenses:
General and administrative	$ 3,450,337	$ 15,446,459
Loss from operations	3,450,337	15,446,459

Other income (expenses):
Interest income	-	-
Interest expense	(1,522)	(4,629,943)
Gain on change in fair value of derivative liabilities	11,700	2,353,615
Total other income (expense), net	10,178	(2,276,328)

Loss from continuing operations	(3,440,159)	(17,722,787)

Loss from discontinued operations	-	(3,608)
Net loss	(3,440,159)	(17,726,395)
Net loss attributable to noncontrolling interest	(213,139)	(6,895)
Net loss attributable to MV Portfolios, Inc.	$ (3,227,020)	$ (17,719,500)

Basic and diluted net loss per share:
Loss from continuing operations per share	$ (0.08)	$ (0.85)
Loss from discontinued operations per share	(0.00)	(0.00)
Net loss per share	$ (0.08)	$ (0.85)

Weighted average number of common shares outstanding
- basic and diluted	38,767,293	20,955,822

See accompanying notes to the consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred Stock										Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Members'	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Interest	Total

Balances, June 30, 2014	8,000,000	$ 8,000	-	$ -	-	$ -	-	$ -	11,026,013	$ 11,026	$ (76,214)	$ -	$ (4,579,498)	$ -	$ (4,636,686)
Conversion of notes to Series C preferred stock	-	-	-	-	7,717,170	7,718	-	-	-	-	3,850,861	-	-	-	3,858,578
Conversion of notes to Series B preferred stock	-	-	3,512,710	3,512	-	-	-	-	-	-	347,758	-	-	-	351,271
Series B preferred stock issued for liabilities	-	-	79,530	80	-	-	-	-	-	-	299,920	-	-	-	300,000
Series D preferred stock issued for services	-	-	-	-	-	-	20,000	20	-	-	39,980	-	-	-	40,000
Common stock issued for exchange of warrants	-	-	-	-	-	-	-	-	4,000,000	4,000	(4,000)	-	-	-	-
Conversion of Series C preferred stock to common stock	-	-	-	-	(3,684,193)	(3,684)	-	-	3,684,193	3,684	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-	2,850,000	2,850	4,019,150	-	-	-	4,022,000
Conversion of Series B preferred stock to common stock	-	-	(2,842,500)	(2,843)	-	-	-	-	2,842,500	2,843	-	-	-	-	-
Common stock issued to related party
for mining rights	-	-	-	-	-	-	-	-	300,000	300	449,700	-	-	-	450,000
Common stock issued for liabilities	-	-	--	-	-	-	-	-	169,505	169	338,840	-	-	-	339,009
Warrants issued for services	-	-	-	-	-	-	-	-	-	-	305,837	-	-	-	305,837
Beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	3,660,000	-	-	-	3,660,000
Options expense	-	-	-	-	-	-	-	-	-	-	7,518,768	-	-	-	7,518,768
Contribution by noncontrolling interest	-	-	-	-	-	-	-	-	-	-	155,676	-	-	(5,676)	150,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(17,719,500)	(6,895)	(17,726,395)
Balances, June 30, 2015	8,000,000	$ 8,000	749,740	$ 749	4,032,977	$ 4,034	20,000	$ 20	24,872,211	$ 24,872	$ 20,906,276	$ -	$ (22,298,998)	$ (12,571)	$ (1,367,618)
Common stock issued for cash	-	-	-	-	-	-	-	-	10,500,000	10,500	409,500	-	-	-	420,000
Common stock issued for liabilities	-	-	-	-	-	-	-	-	9,500,000	9,500	475,500	-	-	-	485,000
Conversion of Series C preferred stock to common stock	-	-	-	-	(105,611)	(106)	-	-	105,611	106	-	-	-	-	-
Debt discount on warrants	-	-	-	-	-	-	-	-	-	-	19,938	-	-	-	19,938
Warrants expense	-	-	-	-	-	-	-	-	-	-	152,167	-	-	-	152,167
Options expense	-	-	-	-	-	-	-	-	-	-	1,894,994	-	-	-	1,894,994
Contribution by noncontrolling interest	-	-	-	-	-	-	-	-	-	-	552,019	-		(70,095)	481,924
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,227,020)	(213,139)	(3,440,159)
Balances, June 30, 2016	8,000,000	$ 8,000	749,740	$ 749	3,927,366	$ 3,928	20,000	$ 20	44,977,822	$ 44,978	$ 24,410,394	$ -	$ (25,526,018)	$ (295,805)	$ (1,353,754)

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$ (3,440,159)	$ (17,726,395)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	441
Impairment of mining rights	-	450,000
Loss on disposal of assets held for sale	-	3,167
Amortization of debt discounts and deferred financing costs	-521	561,099
Gain on change in fair value of derivative liabilities	(11,700)	(2,353,615)
Options expense	1,849,994	7,518,768
Common stock issued for services	-	4,062,000
Warrants issued for services	152,167	305,837
Loss on common stock issued for liabilities	105,000	229,850
Loss on Series B preferred stock issued for liabilities	-	220,470

Change in operating assets and liabilities:
Prepaid assets	-	280,880
Accounts payable and accrued expenses	361,385	1,137,605
Net cash used in operating activities	(937,792)	(1,309,893)

Cash flows from financing activities:
Contribution by noncontrolling interest	481,924	150,000
Repayment of convertible notes	-	(300,000)
Stockholder contributions	420,000	-
Proceeds from related party debt	5,000	-
Proceeds from issuing debt	25,000	-
Proceeds from demand note	-	-
Proceeds from participation notes	-	-
Net cash provided by (used in) financing activities	931,924	(150,000)

Net (decrease) increase in cash	(5,868)	(1,459,893)
Cash, beginning of period	8,508	1,468,401
Cash, end of period	$ 2,640	$ 8,508

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ 15,000
Income taxes paid	-	-

Non-cash investing and financing activities:
Conversion of convertible notes to Series C preferred stock	$ -	$ 3,660,000
Beneficial conversion feature	-	3,660,000
Common stock issued to related party for mining rights	-	450,000
Common stock issued for exchange of warrants	-	4,000
Conversion of Series C Preferred stock to common stock	161	3,684
Conversion of convertible notes to Series B preferred stock	-	325,000
Common stock issued for liabilities	-485,000	339,009
Series B preferred stock issued for liabilities	-	300,000
Conversion of accrued interest to Series C preferred stock	-	198,578
Conversion of Series B preferred stock to common stock	-	2,843
Conversion of accrued interest to Series B preferred stock	-	26,271
Debt discount on warrants	19,938	-

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

2. Summary of Significant Accounting Principles

Principles of Consolidation

The results of operations and cash flows for the year ended June 30, 2016 include the consolidated results of operations and changes in cash flows of MV Portfolios, Inc. and Subsidiaries which includes Flexine, Inc., Visual Real Estate Inc. and LocatorX, Inc. (formerly named ResoCator, Inc.). LocatorX, Inc. was formed as a wholly-owned subsidiary and has subsequently added additional investors. As of June 30, 2016, the Company owns 73.0% of LocatorX, Inc. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2016 and 2015, and the reported revenues and expenses for the years then ended. Actual results could differ from those estimates made by management.

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

Intangible Assets

The Company has several patent portfolios. As of June 30, 2016 and 2015, no value has been assigned to the patents. The main patents in the portfolio were transferred to MV Patents, the predecessor business to VRE, by a member on July 25, 2011, for the consideration of $1 without recourse. The patents were transferred to VRE on August 30, 2013 without recourse. As such, the patents are recorded at historical cost, which was deemed to be zero at the time of transfer.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under FASB ASC Topic 718, Compensation - Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period. The Company also adopted FASB ASC Subtopic 505-50, Equity-Based Payments to Non-Employees, to account for equity instruments issued to parties other than employees for acquiring goods or services. Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable. The Company incurred $0 and $4,062,000 of stock-based compensation for the years ended June 30, 2016 and June 30 1015, respectively.

Net Earnings (Loss) per Common Share

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the years ended June 30, 2016 and June 30, 2015, a net loss was reported and the Company excluded options and outstanding warrants to purchase shares of common stock, as the effect would be anti-dilutive.

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

Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain state taxing authorities. At June 30, 2015, the Company is subject to U.S. federal examinations by taxing authorities for all tax years from inception (July 11, 2011). At June 30, 2016 and June 30, 2015, the Company did not have a liability for any unrecognized taxes. The Company has no examinations in progress and is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax liabilities will significantly change in the next twelve months.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses for all periods presented, as the ongoing business has not yet commenced. The Company has not established an ongoing source of revenues and has funded activities to date primarily from convertible notes and common stock offerings. In addition, the Company had a working capital deficit as of June 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table presents summarized operating results for these discontinued operations.

	Year Ended June 30, 2016	Year Ended June 30, 2015
Loss from discontinued operations	$ -	$ (3,608)

5. Related Party Transactions

Officer and director fees totaled $381,196 and $448,490 for the years ended June 30, 2016 and 2015, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

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

As of June 30, 2016 and June 30, 2015, the Company owed its officers and directors $314,198 and $138,750, respectively for compensation which was recorded as accounts payable and accrued liabilities in its consolidated balance sheets.

In July 2015, the Company had borrowed $5,000 from their officer. The note is due on demand, and bears no interest.

6. Derivative Liabilities

As of June 30, 2016 and June 30, 2015, there were 0 and 2,965,705 outstanding derivative warrants, respectively, with 0 and 1,475,043 common shares issuable upon exercise, respectively. The warrants qualify as derivative liabilities due to the existence of reset provisions which cause the instruments to no longer be indexed to the Company’s own stock under FASB ASC 815.

The Company estimated the fair value of the outstanding derivative warrants using a probability-weighted scenario analysis model. As of June 30, 2016 and June 30, 2015, the fair value of the derivative warrants was determined to be $0 and $11,700 respectively.

The following is a summary of the key assumptions used in the probability-weighted scenario analysis model to estimate the fair value of the warrants as of June 30, 2016 and June 30, 2015:

	June 30, 2016	June 30, 2015
Common stock issuable upon exercise of warrants	N/A	1,475,043
Exercise price	N/A	$1.06 and $1.35
Market price of the Company’s common stock	N/A	$0.12
Risk free interest rate	N/A	0.11%
Dividend yield	N/A	0.00%
Volatility	N/A	211.00%
Expected term	N/A	0.48 - 1.04 years

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of June 30, 2016 and June 30, 2015:

Fair Value Measurement at June 30, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$ -	$ -	$ -
Total	$ -	$ -	$ -

Fair Value Measurement at June 30, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$ -	$ -	$ 11,700
Total	$ -	$ -	$ 11,700

The following table sets forth the changes in the fair value of derivative liabilities for the period from June 30, 2014 through year ended June 30, 2015:

Balance, June 30, 2014	$2,365,315
Change in fair value of derivative liabilities	(2,353,615)
Balance, June 30, 2015	$11,700
Change in fair value of derivative liabilities	(11,700)
Balance, June 30, 2016	$-

8. Convertible Notes and Short Term Loan

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

In May 2016, the Company issued a note for $25,000 with an annual rate of interest of 4.0%. Along with the debt offering, the Company also issued 1,666,667 warrants. The warrants were exercisable immediately with an exercise price of $0.06 per share and has an expiration date of May 26, 2019. The Company used the Black-Scholes option pricing model to determine the relative fair value of the warrant and a debt discount of $19,938 was recorded. During the year ended, the Company recognized amortization expense of $521 and the note balance as of June 30, 2016 was $25,000 net of discount of $19,417.

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

From February through June 2015, the Company’s subsidiary LocatorX, Inc. issued 130,000 shares for proceeds of $150,000. The issuance of the subsidiary shares resulted in an adjustment to noncontrolling interest of $5,676.

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

During the year ended June 30, 2016, LocatorX issued 240,962 shares of common stock for $481,924. The issuance of the subsidiary shares resulted in an adjustment to noncontrolling interest of $70,095.

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

The estimated fair value of each option award granted was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. The following assumptions were used for the options granted during the year ended June 30, 2015:

2015
Risk-free interest rate	1.44% - 2.48%
Expected volatility	312.48% - 321.74%
Dividend yield	0.00%
Expected option term	2.5 – 5.9 years

Due to timing of the vesting, option amortization expense in the amount of $1,766,833 for options issued in the prior year was recognized for the year ended June 30, 2016. A summary of the status of the Company’s stock option plan as of June 30, 2016 and 2015 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	-	$ -
Granted	5,140,339	0.500
Outstanding at June 30, 2015	5,140,339	0.500	8.675	$ -
Exercisable at June 30, 2015	2,650,145	$ 0.500	8.652	$ -
Granted	-	-
Outstanding at June 30, 2016	5,140,339	0.500	7.673	$ -
Exercisable at June 30, 2016	3,742,754	$ 0.500	7.653	$ -

LocatorX Options

From January through June 2015, LocatorX granted an aggregate of 300,000 common stock options to certain consultants of the Company and are exercisable at $0.10 per share and expire on December 31, 2020. During the year ended June 30, 2016, LocatorX granted an additional 3,790,000 options to certain consultants and officers and are exercisable at $0.20 per share and expire on December 31, 2020. Options totaling 667,500 shares were forfeited when consultant that had vesting options did not have their contracts renewed. The options vest in twelve quarterly installments.

The estimated fair value of each option award granted was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model and the fair value of the options is $16,370 for June 30, 2015 and $387,661 for June 30, 2016. The following assumptions were used for the options granted during the years ended June 30, 2016 and 2015:

	2016	2015
Risk-free interest rate	0.45% - 1.07%	0.86% - 1.07%
Expected volatility	73.58% - 93.57%	73.58% - 93.57%
Dividend yield	0.00%	0.00%
Expected option term	1.3 – 4.4 years	2.9 - 4.4 years

Options amortization expense of the LocatorX stock options was $128,161 and $7,307 for the year ended June 30, 2016 and 2015, respectively. A summary of the status of LocatorX’s stock options as of June 30, 2016 and 2015 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term \(Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	-	$ -
Granted	300,000	0.100
Outstanding at June 30, 2015	300,000	0.100	5.512	$ -
Exercisable at June 30, 2015	45,833	$ 0.100	5.512	$ -

Forfeited	667,500	0.170
Granted	3,790,000	0.200
Outstanding at June 30, 2016	3,422,500	0.186	2.557	$ -
Exercisable at June 30, 2016	663,333	$ 0.349	2.745	$ -

Options totaling 667,500 shares were forfeited when consultant that had vesting options did not have their contracts renewed.

Warrants

The estimated fair value of the warrants issued was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. Warrants expense was $152,167 for the year ended June 30, 2016. The following table presents the warrant activity during the years ended June 30, 2016 and 2016 presented on a post 1 for 100 Reverse Split basis:

	Common Shares Covered by Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	1,995,599	$ 0.894	1.879	$ 1,907,927
Granted	900,000	1.167
Expired	69,744	1.334

Outstanding at June 30, 2015	2,965,343	$ 1.118	1.919	$ -
Granted	11,666,667	0.060
Expired	(1,418,534)	1.352
Outstanding at June 30, 2016	13,213476	$ 0.159	1.813	$ -
Exercisable at June 30, 2016	13,213,476	$ 0.159	1.813	$ -

The estimated fair value of $152,167 for the warrants was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. The total warrant expenses were expense immediately during the year ended June 30, 2016. The following assumptions were used for the warrants for the years ended June 30, 2016 and 2015:

2015-2016
Risk-free interest rate	0.99%
Expected volatility	186% - 207%
Dividend yield	0.00%
Expected option term	1 years

11. Income Taxes

No provision for federal and state income taxes has been recognized for the years ended June 30, 2016 and 2015, as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

The Company had net operating loss carry-forwards for income tax reporting purposes of approximately $8.5 million as of June 30, 2016, which may be offset against future taxable income. These net operating loss carry-forwards may be carried forward in varying amounts until the time when they expire in 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business, both of which occurred on February 7, 2014. Therefore, the amount available to offset future taxable income has been limited.

Deferred tax assets consisted of the following as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Net operating loss carry-forwards	$ 2,873,323	$ 2,504,070
Valuation allowance	(2,873,323)	(2504,070)
Net deferred tax asset	$ -	$ -

12. Retirement Plan

Effective January 1, 2014, the Company adopted a qualified 401(k) deferred compensation plan, with deferrals beginning in June 2014. All employees who are eighteen years or older and have worked for at least three consecutive months are eligible to participate in the plan. The plan provides for mandatory safe-harbor matching contributions and discretionary non-elective contributions as determined by management. The Company did not elect to make any contributions for the year ended June 30, 2016 and 2015.

13. Commitments and Contingencies

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

Twelve Months ending December 31,

2016	$215,000
2017	44,767

$259,767

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

ResoCator, Inc.,(renamed LocatorX, Inc.) the Company's majority-owned subsidiary, has a royalty fee agreement whereby it pays a royalty fee equal to 10% of the net royalties in connection with the assignment of the ResoCator Patent and ResoCator, Inc. owes a licensing fee of $0 and $33,000 as of June 30, 2015 and June 30, 2016 respectively.

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