Form 10-K
period 2017-06-30
MV Portfolios, Inc.
filed 2018-03-28
CIK 1363573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: June 30, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to

Commission file number	000-54706

MV PORTFOLIOS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	83-0483725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10752 Deerwood Park Blvd.
Suite 100
Jacksonville, FL 32256	32250
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerate filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of February 28, 2018, there were 73,005,628 shares of the registrant’s common equity outstanding.

On December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, 41,620,628 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $1,664,825, based on the last sale price of $0.04 per share of the common stock on December 31, 2017. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K, including without limitation, statements including the words “believes,” “estimates”, “expects,” and words of similar import, constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such words and expressions are intended to identify such forward looking statements, but are not intended to constitute the exclusive means of identifying such statements. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MV Portfolios, Inc. (the “Company”), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Company History

We were incorporated on April 19, 2004, and for much or our history were engaged in the acquisition and exploration of mineral properties. We shifted our focus during 2014 and are now an intellectual property company that owns patented and unpatented intellectual property. On August 28, 2014, we changed our name to MV Portfolios, Inc.

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

On February 7, 2014, we entered into a securities exchange agreement (the “Securities Exchange Agreement”) with MVP Portfolio, LLC (“MVP”), MV Patents, LLC (“MV PAT”), and the other members of MVP (MV PAT and such other members, the “Members”). Pursuant to the terms of the Securities Exchange Agreement, the Members sold all of their membership interests in MVP to us in exchange for 9,385,000 shares (the “MVP Exchange Shares”) of our post-Reverse Split (defined below) common stock to be issued following completion of the Reverse Split. As a result of the MVP Acquisition, we acquired the business of MVP, that is, patent licensing and assertion of rights under patents against parties believed to be selling goods or services that rely upon MVP’s patented technology.

For a detailed discussion of the MVP Acquisition and the related transactions, reference is made to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2014, as amended.

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

Description of MVP’s Business

MV Portfolios, Inc. (“MVP”) is in the business of productizing inventions. MVP employees and consultants have actively contacted University Offices of Technology Licensing to review their inventory of existing patents and provisional filings available for license. If a patent or patent application appears to have commercial value once productized, MVP will invest to complete a more robust search for prior art. Once the prior art process in completed, MVP will contract with the University or patent owner to obtain an option for exclusive rights for a 6 to 12 month period. Once an option right is established, MVP will research the market and develop a business plan for angel investors.

During the 2016 and 2017 fiscal years, MVP primarily focused on supporting LocatorX, Inc. (“LocatorX”) and its mission of productizing the Solid-state Miniature Atomic Clock invented at the University of Oxford.

In September 2016, MVPI created a new subsidiary (1st Rescue, Inc.) focused on the patent pending method and apparatus for location tracking of emergency events and delivering instant Tele-MedKits via drones.

MVP management also explored other patentable inventions for productization that may be complementary to LocatorX and 1stRescue.

MVP management made minimal investments of time and funds to support the Visual Real Estate, Inc. portfolios of patents.

MVP provides a variety of operational services to its subsidiaries for its early stage subsidiaries. MVP has intercompany transfer agreements for services provided as well as intercompany loans.

LocatorX, Inc.

MVPI currently has a non-controlling interest in LocatorX. MVPI currently owns 10,000,000 shares of voting common stock, representing 15% of the issued and outstanding voting common and preferred stock on a fully diluted basis. As of June 30, 2017, MVPI currently has advances of $549,619 to LocatorX. The advances have an interest rate of 6% with no due date (payable on demand by LocatorX). Pursuant to the agreement entered into between LocatorX and MVPI in connection with the advances, MVPI has secured and provided financing and equity for the capitalization of the LocatorX for start-up operations.

Following a series of transactions and capital contributions that occurred up to and including June 30, 2017, MVPI no longer held a controlling financial interest in its previously consolidated affiliate, LocatorX, Inc. Accordingly, the results of operations of LocatorX, Inc. were consolidated in the accompanying consolidated financial statements up to June 30, 2017. The Company held an 87% equity interest in LocatorX, Inc. at June 30, 2016. The Company accounts for this retained interest under the cost method for investments.

Mr. Meadow has voting control of LocatorX, Inc. via Series A Preferred Stock and is the chief executive officer of LocatorX, Inc. and MV Portfolios, Inc.

LocatorX is developing and licensing a suite of innovative, secure location tracking technologies to solve fundamental problems in logistics for indoor tracking where GPS does not work. The company was formed when it exclusively licensed a molecular patent for a Solid-state Miniature Atomic Clock, or SMAC, based on work at the nanomaterials lab at the University of Oxford. Conventional atomic clocks are used in GPS satellites to precisely measure distance. Once fully developed, LocatorX believes its SMAC, which is based on a man-made molecule, will enable precise indoor self location determination by listening to existing terrestrial radio towers. To differentiate from GPS, LocatorX’s technologies will be marketed under the GRL brand. A Global Resource Locator.

Concurrently, LocatorX is developing a suite of App & Cloud software tools to enable future strategic licensing partners to easily implement our patented Global Resource Locator (GRL) technologies. These involve proprietary Definable Blockchain logs in Bluetooth chips for product labels, Cassandra based cloud based transaction processing, Android / iOS App Software Development Kits for secure communication to encrypted Bluetooth chips as well as 2D barcodes on product packaging. LocatorX believes manufacturers will be able to implement its technologies in their products and packaging to provide new and valuable data to users while at the same time minimizing the brand damaging impact of counterfeit goods. According to GS1.org the cost of counterfeiting is between $1,220 billion to $1,770 billion per year. If LocatorX is able to successfully develop its technology, it anticipates its first licensees will be major manufacturers who are currently subject to high volumes of counterfeit products and software companies who develop products in several markets including packaging, logistics and consumer marketing.

LocatorX believes it can build a brand that consumers and corporations can trust across multiple industries and product offerings by incorporating hardware based encryption and Blockchain event log tracking into its patent license agreements. With the installed base of cell towers for billions of smartphones, LocatorX believes its SMAC technology will enable “self-location” anywhere in the world. GRL enabled products will know when they are within an owner’s geo-fence, obeying accordingly in terms of what data is transmitted or not. GRL enabled products will include on-chip Blockchain logging of all “transactions” from creation and packaging through delivery. Once fully developed, LocatorX believes this will provide a guarantee of product authenticity and quality that is automatic, transparent, informative, and trustworthy.

1st Rescue Business

1st Rescue, Inc. business plan is developing software and leveraging existing drone hardware to rapidly deliver Tele-MedKits from fire stations to emergency events. Sudden Cardiac Arrest is the number one life-threatening emergency event in the world, and accelerating the delivery of a Tele-MedKit with an Automatic External Defibrillator (AED) to residential locations will save many lives. Only an AED can restart a heart. CPR only adds a few minutes of survival time, and an AED is required to shock the heart into pumping on its own. When a heart stops pumping, the medical rule of thumb is that each 1 minute delay increases risk of death by 10%. First responders traveling by ambulance take an average 8.5 minutes to arrive at a victim’s location.

If 1stRescue is able to develop its software, 1stRescue anticipates it will contract with large strategic licensing partners who currently provide Computer Aided Dispatch systems to 911 Emergency Command Centers. 1stRescue plans to a software company with some custom designed hardware. Our software is expected to include first responder apps; geospatial, video, biotelemetry servers; and cloud services.

If 1stRescue is able to develop its software, 1st Rescue drones are expected to be manufactured, marketed, installed, and supported by our drone manufacturing partners, which would take responsibility for installing and maintaining flight operations. The company is evaluating proven industrial cargo drone manufacturers who would use one of their slightly modified existing production units to lease or sell their drones to the municipalities. The Tele-MedKits would be manufactured and supported by a medical device systems integration partner who will provide essential global logistics support.

Other Business

On November 20, 2014, the Company formed a wholly owned subsidiary, Flexine, Inc., to explore productization potential from a patent from Harvard University for a novel material that may be used to create a unique variable focus lens for SmartPhone cameras. The Company had since discovered competitive technologies that obtained significant venture capital funding and decided to not exercise its option to license the Harvard patent.

Competition

We expect to encounter significant competition in our new lines of business from others seeking to commercialize, acquire, license and develop their intellectual property assets. Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do. Entities such as Document Security Systems, Inc., Vringo, Inc., VirnetX Holding Corp., Acacia Research Corporation, Allied Security Trust, Altitude Capital Partners, Augme Technologies Inc., Intellectual Ventures, Ocean Tomo, RPX Corporation, Rembrandt IP Management and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. We expect others to enter the market. In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to realize the value of our assets which may be the result of the inability or unwillingness of third parties to also grant licenses to parties without the cooperation of the owners of other infringed rights.

Research and Development Expenditures

We have incurred no research and development expenditures over the last fiscal year and do not anticipate significant future research and development expenditures.

Employees

We currently have three employees, our Chief Executive Officer, William D. Meadow, our Chief Financial Officer, Shea Ralph, and an Executive Administrator and one consultant.

Offices

Our principal offices are located at 10752 Deerwood Park Blvd. Suite 100 Jacksonville FL 32256, phone (904)-903-4504. Our website address is www.mvportfolios.com. The information on or accessible through our website is not part of this report.

Intellectual Property and Patent Rights

We actively reach out to targeted universities to identify patented and patentable technologies to commercialize. We are focused on productizing innovations where the patent protection is strong. We invest in the portfolio to create additional IP including complementary patents and software with the goal of creating recurring revenue businesses.

Our largest portfolio is owned by our subsidiary LocatorX which is commercializing innovative location tracking technologies using “pharmaceutical grade” molecular patents of the Solid-state Miniature Atomic Clock. We have invested in the IP portfolio to create Global Resource Locator chips and secure asset tracking software and cloud services.

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

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

The Company has two primary businesses, LocatorX and 1st Rescue, both of which are development stage companies with no revenues and with significant capital requirements.

The Company currently provides management services to LocatorX and manages the operations of 1st Rescue. These subsidiaries are both development stage companies with no revenues or marketable products. In order for either subsidiary to develop their planned product offerings, they will each require significant capital. In the past, the Company has provided these subsidiaries working capital or the subsidiaries have raised capital through the sale of equity or debt securities. The sale of equity securities in the past has diluted the ownership of the Company, and the Company expects both subsidiaries to conduct significant equity sales in the future to fund their operations, which will further dilute the Company’s ownership in the subsidiaries.

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

William Meadow, our chief executive officer and director, controls our company.

In August 2014 and November 2016, we authorized 20,000 shares of Series D Preferred Stock and 85,000 shares of Series E Preferred Stock, respectively. Messrs. William Meadow and Shea Ralph each own 10,000 shares of the Series D Preferred Stock, and we agreed to sell the Series E Preferred Stock to Mr. Meadow, our chief executive officer and director for $85.00 in the aggregate. The Series D and Series E Preferred Stock provide, among other items, for 1,000 votes per share of preferred stock and shall automatically, and without any further action on the part of the holder, convert into one share of common stock, upon a “change in control” of the Company. As such, Mr. Meadow will continue for the foreseeable future to have the ability to exert total influence over the outcome of all matters, including, director appointments, tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that purchasers in this offering do not view as beneficial.

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

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

During the last three years, we have been consistently delinquent in our Exchange Act filings, which has subjected us to potentially having our registration revoked under Section 12 (j) of the Exchange Act. If in the future, we are again delinquent in our filings, we could have our Exchange Act registration revoked. In addition, the price of our common stock could be adversely affected due to the filing failure.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 350,000,000 shares of capital stock, par value $0.001 per share, consisting of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock, with the preferences and rights determined by our Board of Directors. As of June 30, 2017, there were 73,005,628 shares of our common stock and 12,729,400 shares of our preferred stock outstanding.

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

We have a total of 50 million shares of preferred stock authorized for issuance, with 37,270,600 of such shares available for future issuances. Without any further shareholder vote or action, our Board of Directors may designate and approve for issuance additional shares of our preferred stock out of that number. The terms of any such preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock. The designation and issuance of additional preferred stock favorable to current management or shareholders could make any possible takeover of the Company or the removal of our management more difficult.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease office space on a month-to-month basis in Jacksonville, Florida for approximately $2,000 per month.

ITEM 3. LEGAL PROCEEDINGS

Except as described above with respect to our patent litigation, no legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party, except as follows:

A complaint was filed against LocatorX by Finnish company, VTT Technical Research Centre of Finland, Ltd., claiming a breach of contract in an amount of approximately €50,000. LocatorX disputes any alleged breach and intends to vigorously defend the lawsuit, although it can provide no assurance that it will be successful. As of the date hereof, LocatorX has moved to dismiss the complaint, based on specific contractual terms that require all conflicts relating to its business dealings with VTT to be adjudicated/arbitrated in Finland. The motion to dismiss is pending, and no ruling has been entered at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets, Inc. QB Tier. Our stock symbol was “CLGL” from August 2009 through September 2014. Effective October 2014, our stock symbol became “MVPI”.

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

Period	High	Low

Fiscal Year Ending June 30, 2016
First Quarter	$.12	.05
Second Quarter	.08	.05
Third Quarter	.08	.01
Fourth Quarter	.03	.02

Fiscal Year Ending June 30, 2017
First Quarter	$.08	.01
Second Quarter	.04	.01
Third Quarter	.07	.03
Fourth Quarter	.05	.02

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

Holders

On September 12, 2014, we had a 1 for 100 Reverse Split shares of our common stock issued and outstanding held by 57 shareholders of record. 73,005,628 shares of Common Stock are held by 108 shareholders of record as of June 30, 2017; 8,000,000 shares of our Series A Preferred Stock are held by 1 shareholder; 749,740 shares of our Series B Preferred Stock are held by 3 shareholders; 3,876,660 shares of our Series C Preferred Stock are held by 17 shareholders; 20,000 shares of our Series D Preferred Stock are held by 2 shareholders; and 85,000 shares of our Series E Preferred Stock held by 1 shareholder.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities Remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,140,339	$0.50	1,010,225
Equity compensation plans not approved by security holders	10,000,000	$0.06	—

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

On March 31, 2017, the Company granted an aggregate of 10,000,000 common stock options to certain officers of the Company. The options have an exercise price of $0.06 per share and expire on March 31, 2020.

The Company has 6,150,564 options available for grant under the 2014 Plan. As of June 30, 2017, there were 15,140,339 stock options outstanding.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, highlight the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described and should be read in conjunction with the financial information included elsewhere in this Annual Report, including our audited financial statements for the years ended June 30, 2016 and 2015 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “MV Portfolios,” “us,” “we,” “our,” and similar terms refer to MV Portfolios, Inc., a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Background and Recent Developments

MV Portfolios, Inc. (“MV Portfolios” or the “Company”) is a Nevada corporation. On February 7, 2014, the Company entered into a securities exchange agreement (the “Securities Exchange”) with MVP Portfolio, LLC, a Florida limited liability company (“MVP Portfolio”), MV Patents, LLC (“MV Patents”) a Florida limited liability company and majority member of MVP Portfolio, and other members of MVP Portfolio (all such members collectively, the “Members”). Pursuant to the Securities Exchange, the Members sold all of their membership interests in MVP Portfolio to the Company in exchange for an aggregate of 9,385,000 shares of common stock, $0.001 par value per share, after taking into account an anticipated 1 for 100 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock. Following the Securities Exchange, the Company assumed the additional line of business of MVP Portfolio.

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

The Securities Exchange was accounted for as a reverse recapitalization, such that MVP Portfolio (VRE as of March 6, 2014), the legal acquiree, is considered the acquirer for accounting purposes and VRE is treated as the surviving and continuing entity. Pursuant to the Securities Exchange, the pre-Securities Exchange exploration stage mining business will be discontinued, and the business of VRE will be continued. In addition, VRE’s management assumed operational, management and governance control of the Company. The accounting for a reverse recapitalization is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. The fair value of the consideration effectively transferred in a reverse recapitalization is equal to the net tangible assets (liabilities) assumed.

On November 20, 2014, the Company formed a wholly owned subsidiary, ResoCator, Inc. (which name was changed to LocatorX, Inc. in March 2016). LocatorX is developing and licensing a suite of innovative, secure location tracking technologies to solve fundamental problems in logistics for indoor tracking where GPS does not work.

In September 2016, MVPI created a new subsidiary (1st Rescue, Inc.) focused on the patent pending method and apparatus for location tracking of emergency events and delivering instant Tele-Medkits via drones.

Results of Operations

Fiscal Years Ended June 30, 2017 and 2016

General and administrative expenses decreased from $3,450,337 in the fiscal year ended June 30, 2016 to $1,786,835 in the fiscal year ended June 30, 2017 primarily due to a reduction of share based compensation from $2,047,161 to $713,119 and a decrease in legal fees from $860,644 to $154,358 incurred in defending certain patents.

Non-operating expenses increased from a non-operating gain of $10,178 in the fiscal year ended June 30, 2016 to a non-operating expense of $523,479 in the year ended June 30, 2017. The change over the prior year was primarily due to the loss on the deconsolidation of LocatorX of $396,538 and penalties for non-compliance with a shareholders’ agreement of $93,866.

We had net loss of $3,227,020 in the year ended June 30, 2016, and a net loss of $2,310,314 in the year ended June 30, 2017.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30, 2016 was $2,640 and $10,121 as of June 30, 2017. Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our sources of liquidity primarily have been from the sale of debt and proceeds.

During the year ended June 30, 2017, the Company issued 18,175,000 shares and obligated itself to issue an additional 7,475,000 common shares upon demand from the purchasing investors and 12,825,000 warrants for cash of $513,000 through a private placement of securities. The warrants are exercisable at a price of $0.06 per share and have a two year life. In connection with the private placement the Company issued 1,700,000 common shares and 850,000 warrants with a two year life, exercise price of $.06 for investment banking fees.

During the year ended June 30, 2017, our former majority owned subsidiary LocatorX, Inc. issued 1,195,000 and 63,000 shares of its Series B and C preferred stock for $572,500. The issuance of the subsidiary shares resulted in an adjustment to non-controlling interest of $226,842.

In connection with a private placement completed on November 26, 2016, the Company agreed to file its required financial reports in a timely manner pursuant to the requirements of the Exchange Act. Not meeting the filing requirements of the Exchange Act constituted a Filing Compliance Default under the terms of the private placement and triggered certain liquidated damages payments from the Company to the investors in the private placement. The liquidated damages payment is function of the overall investment of the investors, and was equal to 2% of the aggregate of the subscription amount ($549,000) and the amount of the warrants purchased ($688,500) paid monthly (such payments being Public Information Failure Payments). To the extent the Company does not pay the monthly Public Information Failure Payments in a timely manner, such amounts accrue interest at 1.5% per month (18% per annum).

The Company was in default of its Exchange Act filing requirement as of March 17, 2017 and remained in such a status as of June 30, 2017. As of June 30, 2107, the Company had accrued $93,866 in Public Information Failure Payment obligations in its accrued expenses. Since June 30, 2017, and as of March 17, 2018, the Company has not met the filing requirements specified by the terms of the private placement and has in turn accrued $325,202 in Public Information Failure obligations in its accrued expenses.

We will be required to raise additional financing to operate our business and to satisfy the amounts owed to our prior investors as discussed above. Pursuant to the securities purchase agreement we entered into in connection with the above private placement in November 2016, we are not permitted to close another private placement unless we receive at least $1.0 million in net proceeds. There is no assurance that we will be successful in completing any new private placement. If we are unsuccessful in completing any new private placements, we may be required to raise financing on more onerous terms, and if are unable to raise such financing at all, we may be required to materially alter the scope of our operations.

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

Intangible Assets

The Company has several patent portfolios. As of June 30, 2017 and 2016, no value has been assigned to the patents. The main patents in the portfolio were transferred to MV Patents, the predecessor business to VRE, by a member on July 25, 2011, for the consideration of $1 without recourse. The patents were transferred to VRE on August 30, 2013 without recourse. As such, the patents are recorded at historical cost, which was deemed to be zero at the time of transfer.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 2, 2018, our Board of Directors dismissed MaloneBailey, LLP (“MaloneBailey”) as its independent registered public accounting firm, effective as of such date.

The report of MaloneBailey on our consolidated financial statements as of June 30, 2016 and 2015 and for the years June 30, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph relating to our ability to continue as a going concern. During the years ended June 30, 2016 and 2015 and through January 2, 2018 there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the matter in its report on the consolidated financial statements for such year. There were also no reportable events except that MaloneBailey advised us of certain material weaknesses in our internal control over financial reporting as disclosed in Item 9A to our Form 10-K filed April 2017.

On January 2, 2018, the Board of Directors approved the appointment of LBB & Associates Ltd., LLP (“LBB”) as our independent registered public accounting firm for the fiscal year ended June 30, 2017.

During the years ended June 30, 2016 and 2015 and through January 2, 2018, neither we nor anyone on our behalf consulted with LBB with respect to either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided to us that LBB concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Under the supervision and with the participation of our management, including William D Meadow, our Chief Executive Officer and Shea Ralph, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did identify the following material weaknesses in our internal control over financial reporting for year ended June 30, 2017:

1.	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.	We did not maintain proper segregation of duties for the preparation of our financial statements. For the fiscal year ended June 30, 2017, we had only one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

3.	We have not implemented a formal process of internal control that provides for multiple levels of supervision and review.

4.	We were not able to timely file our SEC filings.

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

None.

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

Name	Position(s) Held	Age	Date of Election or Appointment as Officer/Director
William D. Meadow	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	57	February 7, 2014
Shea Ralph	Treasurer, Secretary, Chief Financial Officer and Director	57	February 7, 2014

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

William Meadow, 57, is the founder and has been the Chief Executive Officer of MV Portfolios, Inc. since 2013. Mr. Meadow was the founder and Chief Executive Officer of ControlCam from 2009 through 2012 providing low altitude aerial survey operations, and was the founder and has been the Chief Executive Officer of Visre, Inc./Visual Real Estate, Inc. from 2004 active through 2009 providing street level imaging systems. He was the Co-Founder and Chairman of Real Mortgage Systems, Inc. from 2005 to 2009 providing financing for single family residences. From 1996 to 2000, Mr. Meadow worked on behalf of Columbia University by marketing and licensing patents as CEO of 4D Technology, Inc. He was founder of Payformance Corporation, now called PaySpan, and worked at that company from 1984 to 2003, providing payment technologies to Fortune 500 clients. Mr. Meadow served as VP of Corporate Development for BBN Corporation from 1995 to 1996, a company he joined after selling Network One, a Voice Over IP company that he founded. Mr. Meadow received his B.S. in Marketing from Florida State University. He has patent development and licensing experience across multiple industries with over 20 issued patents. He has patent development and licensing experience across multiple industries, and knowledge of the patent monetization industry, in general, as well as his position as founder of MV Patents, LLC, provides him with valuable expertise which the Board believes qualifies him to serve as a director of the Company.

Shea Ralph, 57, has worked as an independent consultant and strategic advisor of business development and corporate strategy from 2007 to the present. Mr. Ralph is currently a director and executive vice president of strategy of the LocatorX, Inc. Mr. Ralph was chosen to be a director of the Company based on his expertise in business development and corporate governance.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President at 10752 Deerwood Park Blvd. Suite 100 Jacksonville FL 32256. We believe our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Compliance with Section 16(a) of the Exchange Act

We registered our common stock pursuant to Section 12 of the Exchange Act by filing a Form 8-A with the SEC on May 10, 2012. Accordingly, our officers, directors and principal shareholders are subject, as of May 10, 2012, to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act. Messrs. Meadow and Ralph failed to file certain Form 4 filings in connection with grants of stock options.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended June 30, 2017, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2017; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2017; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2017, that received annual compensation during the fiscal year ended June 30, 2017, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

William D. Meadow, Chief Executive Officer	2017	250,000	—	128,611	—	378,611
	2016	250,000	—		—	250,000

Shea Ralph, Chief Financial Officer	2017	180,000	—	55,119	—	235,119
	2016	180,000	—		—	180,000

(1)       The amounts in the “Option Awards ($)”column reflect the grant date fair values of stock options granted during the year. These amounts are determined in accordance with the provisions of FASB ASC Topic 718, rather than an amount paid to or realized by the executive officer. For a description of these stock option awards, see footnote 9 in the Company’s financial statements.

On March 31, 2017, we entered into an employment agreement with William Meadow (the “Meadow Employment Agreement”), whereby Mr. Meadow agreed to serve as our Chief Executive Officer, on a part-time basis, for a period of three (3) years, subject to renewal, in consideration for an annual salary of $250,000. Additionally, under the terms of the Meadow Employment Agreement, Mr. Meadow shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors. Under the agreement, Mr. Meadow was granted an option to purchase 7,000,000 shares at an exercise price per share of $0.06. In the event Mr. Meadow’s employment is terminated without Cause or if the Company does not renew the agreement or by Mr. Meadow without Good Reason, Mr. Meadow shall be entitled to a lump sum payment equal to Mr. Meadow’s salary for the prior twelve (12) months plus any annual bonus he would have been eligible to receive.

On March 31, 2017, we entered into an employment agreement with Shea Ralph (the “Ralph Employment Agreement”), whereby Mr. Ralph agreed to serve as our Chief Financial Officer, on a part-time basis, for a period of three (3) years, subject to renewal, in consideration for an annual salary of $180,000. Additionally, under the terms of the Ralph Employment Agreement, Mr. Ralph shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors. Under the agreement, Mr. Ralph was granted an option to purchase 3,000,000 shares at an exercise price per share of $0.06. In the event Mr. Ralph’s employment is terminated without Cause or if the Company does not renew the agreement or by Mr. Ralph without Good Reason, Mr. Ralph shall be entitled to a lump sum payment equal to Mr. Ralph’s salary for the prior twelve (12) months plus any annual bonus he would have been eligible to receive.

Outstanding Equity Awards at Fiscal Year-End

The Company has 6,150,564 options available for grant under the 2014 Plan. As of June 30, 2017, there were 15,140,339 stock options outstanding of which 15,027,839 have vested. The remaining 112,500 options vested on October 21, 2017.

Compensation of Directors

Our directors do not receive any cash compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. As of the date hereof, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as Directors.

Deferred Compensation Plan

Effective January 1, 2014, the Company adopted a qualified 401(k) deferred compensation plan, with deferrals beginning in June 2014. All employees who are eighteen years or older and have worked for at least three consecutive months are eligible to participate in the plan. The plan provides for mandatory safe-harbor matching contributions and discretionary non-elective contributions as determined by management. The Company did not elect to make any contributions for the periods ended June 30, 2017 and 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 12, 2018:

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

Unless otherwise indicated in the following table, the address for each person named in the table is c/o MV Portfolios, Inc. 10752 Deerwood Park Blvd. Suite 100 Jacksonville FL 32256

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership [a]	Percent of Class [b]
William Meadow	Common Stock	23,655,226(1)	28.65%
William Meadow	Series D Preferred Stock	10,000	50%(2)
William Meadow	Series E Preferred Stock	85,000	100%(2)
Shea Ralph	Common Stock	6,240,113 (3)	8.08%
Shea Ralph	Series D Preferred Stock	10,000	50%(2)
All directors & executive officers as a group (2 persons)	Common Stock	29,895,339	40.95%

Brio Capital Master Fund Ltd.	Common Stock	8,423,061 (4)	9.9%
c/o Brio Capital Management LLC
100 Merrick Road, Suite 401 W
Rockville Center, NY 11570

a.	A person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date upon the exercise of options or warrants. Accordingly, common shares issuable upon exercise of options and warrants that are currently exercisable, or exercisable within 60 days of March 12, 2018, have been included in the table with respect to the beneficial ownership of the person owning the options or warrants.

b.	As of March 12, 2018, there were 73,005,628 shares currently issued and outstanding. Each person beneficially owns a percentage of our outstanding common shares equal to a fraction, the numerator of which is the number of common shares held by such person plus the number of common shares that such person can acquire within 60 days of March 12, 2018 upon the exercise or conversion of options, warrants or convertible securities, and the denominator of which is 73,005,628 (the number of shares currently outstanding) plus the number of shares such person can so acquire during such 60-day period.

(1)       Includes (i) 9,460,226 shares of our common stock issuable upon the exercise of options; (ii) 14,100,000 shares of common stock; (iii) 10,000 shares of Series D preferred stock convertible on a one-for-one basis into common stock; and (iv) 85,000 shares of Series E preferred stock convertible on a one-for-one basis into common stock.

(2)       Each share of Series D and Series E preferred stock has the right to vote with the common stock at a rate of 1,000 votes per share of Series D or Series E preferred stock. As such, on all matters submitted to a vote of shareholders, Mr. Meadow has the right to vote an aggregate of 118,570,226 shares, or 95.0% of the voting shares.

(3)       Includes (i) 4,230,113 shares of our common stock issuable upon the exercise of options; (ii) 2,000,000 shares of common stock; and (iii) 10,000 shares of Series D preferred stock convertible on a one-for-one basis into common stock.

(4)        Based on information set forth in a Schedule 13G filed with the SEC on January 26, 2018 by Brio Capital Master Fund Ltd. Includes 5,528,843 shares of common stock owned by Brio Capital Master Fund Ltd. and 2,894,218 shares of common stock issuable upon conversion of certain rights, warrants and Series C PFD Preferred Stock (“Derivative Securities”) but excludes 1,797,615 shares of common stock which are currently not exercisable as would such Derivative Securities are not exercisable when the holder, together with its affiliates, beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part II, Item 5 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

MVPI formed 1st Rescue, Inc., in September 2016. In exchange for the conveyance of a license to 1st Rescue to use certain LocatorX, Inc. technology (GPS location; associated supporting software), the shareholders of MVPI agreed to provide: 15,422,120 common shares in 1st Rescue to LocatorX shareholders as of September 2016 (based on their pro rata ownership of LocatorX); and cash consideration of $100,000 to be paid to LocatorX in the event 1st Rescue raises $1,000,000 in capital. All of MVPI’s directors and officers are shareholders of LocatorX and therefore they participated in the foregoing share distribution.

LocatorX has received advances from Mr. Meadow. As of December 31, 2016 and 2015, the balance outstanding with respect to such advances from Mr. Meadow was $72,031 and $77,031, respectively. As of June 30, 2017, the balance outstanding with respect to such advances from Mr. Meadow was $72,031. The advances have no interest and are due on demand. During the year ended December 31, 2016, Mr. Meadow forgave $5,000 on advances.

On January 7, 2015, LocatorX entered into a Patent Royalty Agreement with William Meadow, which was amended on March 31, 2017. In exchange for the assignment and ownership of the patents to LocatorX, LocatorX had agreed to pay Mr. Meadow a minimum annual royalty fee of $60,000. LocatorX and Mr. Meadow have agreed to terminate the Patent Royalty Agreement, in exchange for the issuance to Mr. Meadow of an option to purchase 2,000,000 shares of LocatorX common stock at an exercise price of $1.50 per share.

As of June 30, 2017, we owed Messrs. Meadow and Ralph $320,150 and $195,943, respectively, for unpaid salary as well as unused vacation time, which unpaid balance earns 6% until paid.

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

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2016 and 2015, are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2017	Fiscal year ended June 30, 2016
Audit fees (1)	$24,000	$22,000
Audit-related fees (2)	—	207,381
Tax fees (3)	—	4,700
All other fees (4)		—
Total fees	$24,000	$234,081

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Our audit and reviews for the years ended June 30, 2017 were performed by LBB & Associates Ltd., LLP. Our audit and reviews for the years ended June 30, 2016 and June 30, 2015, and for the period February 7, 2014 to June 30, 2014 were performed by MaloneBailey, LLP.

(2)	Audit-related fees consist of fees billed for providing consents for SEC registration statements such as Forms S-1 and S-8 and other periodic reports and other documents filed with the SEC, or other documents issued in connection with securities offerings.

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Exhibits

The following Exhibits were filed with the Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 29, 2007 (3)

3.2	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on March 9, 2009 (4)

3.3	10.3	Certificate of Designation of Series A Convertible Preferred Stock as filed with the Nevada Secretary of State on December 23, 2010 (5)

3.4	10.4	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 30, 2010 (6)

3.5	3.2	Certificate of Designation of Series B Convertible Preferred Stock (20)

3.6	3.3	Certificate of Designation of Series C Convertible Preferred Stock (20)

3.7	3.4	Certificate of Designation of Series D Convertible Preferred Stock (20)

3.8	3.1	Certificate of Amendment to Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on August 28, 2014 (20)

3.9	3.1	Certificate of Designation of Series E Convertible Preferred Stock (8)

3.10	3.2	By-Laws of Registrant (7)

4.1	4.7	Form of Investor Warrant Dated December, 2010 for purchase of Registrant’s common stock, with Schedule of Investors (9)

4.2	10.3	Form of November 2013 Warrant to Purchase Common Stock (10)

4.3	4.2	Form of February 2014 Broker Warrant to Purchase Common Stock (2)

4.4	4.1	Form of November 2016 Warrant to Purchase Common Stock (8)

10.1	10.1	Registrant’s 2007 Stock Option Plan adopted June 15, 2007, as amended December 21, 2010 (11)

10.2	*	Employment Agreement dated March 31, 2017 between the Registrant and William Meadow

10.3	*	Employment Agreement dated March 31, 2017 between the Registrant and Shea Ralph

10.4	10.30	Registrant’s 2014 Equity Incentive Plan adopted February 7, 2014 (12)

10.5	10.1	Form of Securities Purchase Agreement for November 2016 offering (8)

14.1	14.1	Code of Ethics (1)

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

(1)	Filed with the SEC on July 13, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on February 10, 2014, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on August 9, 2007, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on March 11, 2009, as an exhibit, numbered as indicated above, to the Registrant’s quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on December 30, 2010, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(6)	Filed with the SEC on January 18, 2011, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K/A-1, which exhibit is incorporated herein by reference.

(7)	Filed with the SEC on May 30, 2006, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form SB-2/A, which exhibit is incorporated herein by reference.

(8)	Filed with the SEC on November 23, 2016, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the SEC on March 7, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1, Amendment No. 5, which exhibit is incorporated herein by reference.

(10)	Filed with the SEC on November 21, 2013, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the SEC on May 17, 2011, as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

(12)	Filed with the SEC on May 6, 2014, as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.

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

MV Portfolios, Inc.

March 28, 2018	By:	/s/ William D. Meadow
William D. Meadow, President and Principal Executive Officer

	By:	/s/ Shea Ralph
March 29, 2018		Shea Ralph, Treasurer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William D. Meadow	Director	March 28, 2018
William D. Meadow

/s/ Shea Ralph	Director	March 28, 2018
Shea Ralph

MV PORTFOLIOS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MV Portfolios, Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheet of MV Portfolios, Inc. and its subsidiaries (the “Company”) as of June 30, 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MV Portfolios, Inc. and its subsidiaries as of June 30, 2017 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

www.lbbcpa.com

Houston, Texas

March 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MV Portfolios, Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheet of MV Portfolios, Inc. and its subsidiaries (the “Company”) as of June 30, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MV Portfolios, Inc. and its subsidiaries as of June 30, 2016 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 17, 2017

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	June 30, 2016
Assets
Current assets:
Cash	$10,121	$2,640
Advances to related party	5,000	—
Investment and advances to unconsolidated subsidiary	549,619	—
Other current assets	2,000	—
Total assets	$566,740	$2,640

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$897,785	$1,345,811
Accounts payable - related party	50,000	—
Accrued expenses	102,962	—
Accrued expenses - related party	512,302	—
Advances - related party	25,500	5,000
Short term loan – net of discount of $12,760 and $19,417	12,240	5,583
Total liabilities	1,600,789	1,356,394

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock, 50,000,000 shares authorized:
Convertible preferred stock, Series A, par value $0.001 per share; 22,000,000 shares authorized; 8,000,000 shares issued and outstanding	8,000	8,000
Convertible preferred stock, Series B, par value $0.001 per share; 3,329,530 shares authorized; 749,740 shares issued and outstanding	749	749
Convertible preferred stock, Series C, par value $0.001 per share; 8,000,000 shares authorized; 3,874,560 and 3,927,366 shares issued and outstanding	3,875	3,928
Convertible preferred stock, Series D, par value $0.001 per share; 20,000 shares authorized; 20,000 shares issued and outstanding	20	20
Convertible preferred stock, Series E, par value $0.001 per share; 85,000 authorized; 85,000 shares issued and outstanding	85	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 73,005,628 and 44,977,822 shares issued and outstanding	73,006	44,978
Additional paid-in capital	26,293,038	24,410,394
Accumulated deficit	(27,412,822)	(25,526,018)
Total stockholders’ deficit attributable to MV Portfolios, Inc.	(1,034,049)	(1,057,949)
Total stockholders’ equity attributable to non-controlling interest	—	(295,805)
Total stockholders’ deficit	(1,034,049)	(1,353,754)
Total liabilities and stockholders’ deficit	$566,740	$2,640

 See accompanying notes to the consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2017	June 30, 2016
Operating expenses:
General and administrative	$1,786,835	$3,450,337
Loss from operations	1,786,835	3,450,337

Other income (expenses):
Interest expense	(33,075)	(1,522)
Other expense	(93,866)	—
Loss on deconsolidation of LocatorX, Inc.	(396,538)	—
Gain on change in fair value of derivative liabilities	—	11,700
Total other income (expenses), net	(523,479)	10,178

Net loss	(2,310,314)	(3,440,159)
Net loss attributable to non-controlling interest	(423,510)	(213,139)
Net loss attributable to MV Portfolios, Inc.	$(1,886,804)	$(3,227,020)

Basic and diluted net loss per share:
Net loss per share	$(0.03)	$(0.08)

Weighted average number of common shares outstanding basic and diluted	60,636,177	38,767,293

See accompanying notes to the consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A		Series B		Series C		Series D		Series E				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Non-controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, June 30, 2015	8,000,000	$8,000	749,740	$749	4,032,977	$4,034	20,000	$20	—	—	24,872,211	$24,872	$20,906,276	$(12,571)	$(22,298,998)	(1,367,618)

Common stock issued for cash											10,500,000	10,500	409,500			420,000

Common shares issued to settle liability											9,500,000	9,500	475,500			485,000

Warrants expense													152,167			152,167

Conversion of Preferred C to common stock					(105,611)	(106)					105,611	106	—			—

Option amortization expense													1,898,994			1,898,994

Net loss														(213,139)	(3,227,020)	(3,440,159)

Debt Discount due to warrants issued with debt													19,938			19,938

Contribution by non-controlling interest													552,019	(70,095)		481,924

Balance, June 30, 2016	8,000,000	8,000	749,740	749	3,927,366	3,928	20,000	20			44,997,822	44,978	24,410,394	(295,805)	(25,526,018)	(1,353,754)

Common stock issued for cash											18,175,000	18,175	494,825			513,000

Cost of capital											1,700,000	1,700	(1,700)			—

Common shares issued for services											2,500,000	2,500	47,500			50,000

Preferred C shares converted to common					(52,806)	(53)					52,806	53	—			—

Preferred shares issued for cash									85,000	85						85

Common shares issued to settle liability											5,600,000	5,600	106,400			112,000

Option amortization expense													663,119			663,119

Contribution by non-controlling interest													572,500	(226,842)		345,658

Deconsolidation of LocatorX Inc.														946,157		946,157

Net loss														(423,510)	(1,886,804)	(2,310,314)

Balance June 30, 2017	8,000,000	$8,000	749,740	$749	3,874,560	$3,875	20,000	$20	85,000	$85	73,005,628	$73,006	$26,293,038	$—	$(27,412,822)	$(1,034,049)

See accompanying notes to the consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(2,310,314)	$(3,440,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on deconsolidation of LocatorX, Inc.	396,538	—
Amortization of debt discounts and deferred financing costs	7,157	521
Gain on change in fair value of derivative liabilities	—	(11,700)
Stock-based compensation	663,119	1,894,994
Common stock issued for services	50,000	—
Warrants issued for services	—	152,167
Loss on common stock issued for liabilities	—	105,000
Change in operating assets and liabilities:
Other current assets	(7,000)	—
Accounts payable	(336,026)	—
Accounts payable - related parties	50,000	—
Accrued expenses	102,962	361,385
Accrued expenses - related parties	512,302	—
Net cash used in operating activities	(871,262)	(937,792)

Cash flows from financing activities:
Contribution by non-controlling interest	345,658	481,924
Repayment of convertible notes	—	—
Proceeds from the sale of common stock	513,000	420,000
Proceeds from the sale of Series E preferred stock	85	—
Proceeds from related party debt	20,000	5,000
Proceeds from issuing debt	—	25,000
Net cash provided by financing activities	878,743	931,924

Net increase (decrease) in cash	7,481	(5,868)
Cash, beginning of period	2,640	8,508
Cash, end of period	$10,121	$2,640

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Conversion of Series C Preferred stock to common stock	$53	$161
Common stock issued for liabilities	$112,000	$485,000
Debt discount on warrants	$—	$19,938

 See accompanying notes to the consolidated financial statements.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General Organization and Business

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

On March 17, 2014, VRE filed a patent infringement lawsuit against Goggle Inc. in the United States District Court for the Middle District of Florida; case number 3:14-cv-00274-TJC-PDB. The lawsuit claimed infringement of three of VRE’s patents and identified Goggle Street View and Goggle Earth as infringing upon VRE’s patents. On August 20, 2014, Goggle, Inc. filed four petitions for InterParties Review (“IPR”) before the Patent Trial and Appeal Board (“PTAB”) challenging our patent infringement claims. On January 25, 2016, the PTAB issued a final written decision on the IPR which was not favorable to VRE. The ruling, indicating that the claims were too broad, invalidating our most valuable claims. Therefore, we have dropped the lawsuit.

On November 20, 2014, the Company formed a wholly owned subsidiary, Flexine, Inc., which will explore productization potential from a patent from Harvard University for a novel material that may be used to create a unique variable focus lens for SmartPhone cameras.

On November 20, 2014, the Company formed a wholly owned subsidiary, LocatorX, Inc.(which name was changed from ResoCator, Inc. in March 2017), which will explore productization potential from a patent from the University of Oxford for a Solid-state Miniature Atomic Clock (“SMAC”). MV Portfolios, Inc. has signed an option agreement for US Patent 82217724 with ISIS Innovations (University of Oxford’s patent licensing company).

On September 1, 2016, the Company formed a wholly owned subsidiary, Rabbit Drones, Inc. (which name was changed to 1st Rescue, Inc. in January 2017), which will explore the productization potential for a Solid-state Miniature Atomic Clock (“SMAC”) with a focus on medical equipment.

2.	Summary of Significant Accounting Principles

Principles of Consolidation

The results of operations and cash flows for the years ended June 30, 2017 and 2016 include the consolidated results of operations and changes in cash flows of MV Portfolios, Inc. and Subsidiaries which includes Flexine, Inc., Visual Real Estate Inc. and LocatorX, Inc. (formerly named ResoCator, Inc.). LocatorX, Inc. was formed as a wholly-owned subsidiary and has subsequently added additional investors. All material intercompany balances and transactions have been eliminated.

As of June 30, 2017, the Company has a voting interest of 15.03% in LocatorX, Inc., accordingly the Company deconsolidated LocatorX, Inc. in June 2017. As of June 30, 2016, the Company had a voting interest of 73%.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2017 and 2016, and the reported revenues and expenses for the years then ended. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all instruments with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Intangible Assets

The Company has several patent portfolios. As of June 30, 2017 and 2016, no value has been assigned to the patents. The main patents in the portfolio were transferred to MV Patents, the predecessor business to VRE, by a member on July 25, 2011, for the consideration of $1 without recourse. The patents were transferred to VRE on August 30, 2013 without recourse. As such, the patents are recorded at historical cost, which was deemed to be zero at the time of transfer.

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrants and convertible derivative financial instruments, the Company used a probability-weighted scenario analysis model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with Financial Accounting Services Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the consolidated balance sheet date.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under FASB ASC Topic 718, Compensation - Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period. The Company also adopted FASB ASC Subtopic 505-50, Equity-Based Payments to Non-Employees, to account for equity instruments issued to parties other than employees for acquiring goods or services. Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable. The Company incurred $713,119 and $2,047,161 of stock-based compensation for the years ended June 30, 2017 and 2016, respectively.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Earnings (Loss) per Common Share

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the years ended June 30, 2017 and 2016, a net loss was reported and the Company excluded options and outstanding warrants to purchase shares of common stock, as the effect would be anti-dilutive.

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

Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain state taxing authorities. At June 30, 2017, the Company is subject to U.S. federal examinations by taxing authorities for all tax years from inception (July 11, 2011). At June 30, 2017 and 2016, the Company did not have a liability for any unrecognized taxes. The Company has no examinations in progress and is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax liabilities will significantly change in the next twelve months.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period’s financial statement presentation. These reclassifications have no effect on previously reported net income.

New Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses for all periods presented, as the ongoing business has not yet commenced. The Company has not established an ongoing source of revenues and has funded activities to date primarily from convertible notes and common stock offerings. In addition, the Company had a working capital deficit as of June 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is subject to a number of risks including, but not limited to, the need to obtain adequate funding and possible risk of failure to monetize its patents. If the Company does not successfully monetize its patents, it will be unable to generate revenues or achieve profitability.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.       Non-Controlling Interests in Consolidated Subsidiary and Deconsolidation

Following a series of transactions and capital contributions that occurred up to and including June 30, 2017, the Company no longer held a controlling financial interest in its previously consolidated affiliate, LocatorX, Inc. Accordingly, the results of operations of LocatorX, Inc. were consolidated in the accompanying consolidated financial statements up to June 30, 2017. The Company held a 73% equity interest in LocatorX, Inc. at June 30, 2016, and held a 15% equity interest at June 30, 2017. The Company accounts for this retained interest under the cost method for investments.

Mr. Meadows has voting control of LocatorX, Inc. via Series A Preferred Stock and is the chief executive officer of LocatorX, Inc. and MV Portfolios, Inc.

LocatorX, Inc. is developing and marketing new technologies using Miniature Atomic Clock (MAC) technology patented by the University of Oxford. The Company has an exclusive global license to this patent and others for the lifetime of the patent. A new, man-made, nitrogen encaged ‘Buckyball’ molecule is the core of the MAC. Currently, LocatorX, Inc. has no revenues and has general and administrative expenses as it is implementing its business plan.

We determined the fair value of our investment in and advances to LocatorX, Inc. to be $549,619 as of June 30, 2017 and we recorded a loss on deconsolidation of $396,538, subsequent to June 30, 2017, the Company received $427,000 from LocatorX as payment on such advances.

5.	Related Party Transactions

Officer and director fees totaled $216,896 and $381,196 for the years ended June 30, 2017 and 2016, respectively. The total compensation of officers and directors was recorded as a component of general and administrative expenses.

In September 2014 the Company granted 5,140,339 common stock options to its officers. The total fair value of the award was estimated to be $9,605,675. Share-based compensation expense is recognized ratably over the vesting periods. For the year ended June 30, 2017 and 2016, the Company recognized share-based compensation expense as a component of general and administrative expenses of $318,516 and $1,766,833.

In March 2017, the Company issued 85,000 Series E shares with 1,000 to 1 voting rights pursuant to the November 2016 private placement of securities for $85 to our chief executive officer Mr. Meadow. The Series E Preferred Stock shall automatically, and without any further action on the part of the holder, convert into one share of common stock, upon a “change in control” of the Company. Mr. Meadow has the ability to exert total influence over the outcome of all matters, including, director appointments, tender offers, mergers, proxy contests and other equity transactions.

As of June 30, 2017 and June 30, 2016, the Company owed its officers and directors $512,302 and $314,198, respectively for compensation which was recorded as accounts payable and accrued liabilities in its consolidated balance sheets.

As of June 30, 2017 and 2016, the Company had advances of $25,500 and $5,000 from an officer. The note is due on demand, and bears no interest.

Effective September 1, 2016, the Board of Directors of 1st Rescue, Inc. approved a consulting agreement with Mr. Meadow for $5,000 per month which is included in accounts payable for $50,000 as of June 30, 2017.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Fair Value Measurements

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

Level 3: Pricing inputs that are unobservable or less observable from objective sources. Unobservable inputs should only be used to the extent observable inputs are not available. These inputs maintain the concept of an exit price from the perspective of a market participant and should reflect assumptions of other market participants. An entity should consider all market participant assumptions that are available without unreasonable cost and effort. These are given the lowest priority and are generally used in internally developed methodologies to generate management’s best estimate of the fair value when no observable market data is available.

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that they were accounted for at fair value on a recurring basis as of June 30, 2017 and June 30, 2016:

Fair Value Measurement at June 30, 2017
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$—	$—	$—
Total	$—	$—	$—

Fair Value Measurement at June 30, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant derivative liabilities	$—	$—	$—
Total	$—	$—	$—

The following table sets forth the changes in the fair value of derivative liabilities for the period from June 30, 2015 through year ended June 30, 2017:

Balance, June 30, 2015	$11,700
Change in fair value of derivative liabilities	(11,700)
Balance, June 30, 2016	—
Change in fair value of derivative liabilities	—
Balance, June 30, 2017	$—

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Short Term Loan

In May 2016, the Company issued a note for $25,000 with an annual rate of interest of 4.0%. Along with the debt offering, the Company also issued 1,666,667 warrants. The warrants are exercisable immediately with an exercise price of $0.06 per share and expire May 26, 2019. The Company used the Black-Scholes option pricing model to determine the relative fair value of the warrant and a debt discount of $19,938 was recorded.

During the years ended June 30, 2017 and 2016, the Company recognized amortization expense of $7,157 and $521 and the note balance as of June 30, 2017 was $12,240 or $25,000 net of discount of $12,760.

8.	Stockholders’ Equity

Common stock

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

In March 2017, the Company issued 5,600,000 common shares to its officer to settle accrued salary for $112,000.

In June 2016, the Company issued 105,611 common shares upon the conversion of 105,611 shares of Series C preferred stock.

During the year ended June 30, 2017, the Company issued 18,175,000 and obligated to issue an additional 7,475,000 common shares and 12,825,000 warrants for cash of $513,000 through a private placement of securities. The warrants are exercisable at a price of $0.001 per share and have a 2 year life. In connection with the private placement the Company issued 1,700,000 common shares and 850,000 warrants with a 2 year life, exercise price of $.06 for investment banking fees. In connection with an escrow agreement the Company is obligated to issue an additional 7,475,000 shares of common stock to 2 investors. In connection with the filing compliance default, the Company issued an additional 882,657 warrants and adjusted the exercise price to $0.001.

During the year ended June 30, 2017, the Company issued 2,500,000 common shares for services valued at $50,000.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of Preferred Stock.

Series A Preferred Stock

The Company is authorized to issue 8,000,000 shares of Series A Preferred Stock. There are 8,000,000 shares of Series A Preferred Stock outstanding. No Series A Preferred Stock was issued for the years ended June 30, 2017 and 2016, respectively.

The Series A convertible preferred stock are convertible into common shares at a ratio of 100 to 1 and have no voting rights.

Series B Preferred Stock

The Company is authorized to issue 3,329,530 shares of Series B Preferred Stock. There are 749,740 shares of Series B Preferred Stock outstanding. No Series B Preferred Stock was issued for the years ended June 30, 2017 and 2016, respectively.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Series C Preferred Stock

The Company is authorized to issue 8,000,000 shares of Series C Preferred Stock. There are 3,874,560 shares of Series C Preferred Stock outstanding.

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

During the year ended June 30, 2016, the Company issued 105,611 common shares upon the conversion of 105,611 shares of Series C Preferred Stock.

During the year ended June 30, 2017, the Company issued 52,806 common shares for the conversion of 52,806 Series C Preferred Stock.

Series D Preferred Stock

The Company is authorized to issue 20,000 shares of Series D Preferred Stock. There are 20,000 shares of Series D Preferred Stock outstanding.

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

Series E Preferred Stock

The Company is authorized to issue 85,000 shares of Series E Preferred Stock. There are 85,000 shares of Series E Preferred Stock outstanding.

In March 2017, the Company issued 85,000 Series E shares with 1,000 to 1 voting rights pursuant to the November 2016 private placement of securities for $85 to Mr. Meadow. The Series E Preferred Stock shall automatically, and without any further action on the part of the holder, convert into one share of common stock, upon a “change in control” of the Company. Mr. Meadow will continue for the foreseeable future to have the ability to exert total influence over the outcome of all matters, including, director appointments, tender offers, mergers, proxy contests and equity transactions.

Non-controlling Interest

During the year ended June 30, 2017, LocatorX, Inc. issued 1,195,000 and 63,000 shares of its Series B and C preferred stock for $572,500. The issuance of the subsidiary shares resulted in an adjustment to non-controlling interest of $226,842.

During the year ended June 30, 2016, LocatorX, Inc. issued 240,962 shares of its Series B preferred stock for $481,924. The issuance of the subsidiary shares resulted in an adjustment to non-controlling interest of $70,095.

Filing Compliance Default

In connection with a private placement completed on November 26, 2016, the Company agreed to file its required financial reports in a timely manner pursuant to the requirements of the Securities Exchange Act of 1934 (“Exchange Act”). Not meeting the filing requirements of the Exchange Act constitutes a Filing Compliance Default under the terms of the private placement and triggers certain liquidated damages payments from the Company to the investors in the private placement. The liquidated damages payment is function of the overall investment of the investors; two percent (2%) of the aggregate of the subscription amount ($549,000) and the amount of the warrants purchased ($688,500) paid monthly (such payments being Public Information Failure Payments). To the extent the Company does not pay the monthly Public Information Failure Payments in a timely manner, such amounts shall accrue interest at 1.5% per month (18% per annum).

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was in default of its Exchange Act filing requirement as of March 17, 2017 and remained in such a status as of June 30, 2017. As of June 30, 2107, the Company had accrued $93,866 in Public Information Failure Payment obligations in its accrued expenses. The Company issued an additional 882,657 warrants and adjusted the exercise price to $0.001. Since June 30, 2017, and as of March 17, 2018, the Company has not met the filing requirements specified by the terms of the private placement and has in turn accrued $325,202 in Public Information Failure obligations in its accrued expenses.

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

On March 31, 2017, the Company granted an aggregate of 10,000,000 common stock options to certain officers of the Company. The options have a fair value of $183,730 and vest immediately and are exercisable at $0.06 per share and expire on March 31, 2020.

The estimated fair value of each option award granted was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model.

The Company recorded option amortization expense in accordance with the vesting terms of $502,246 and $1,766,833 for the years ended June 30, 2017 and 2016, respectively.

A summary of the status of the Company’s stock option plan as of June 30, 2017 and 2016 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2015	5,140,339	$0.50	8.675	$—
Granted	—	—	—	$—
Outstanding at June 30, 2016	5,140,339	0.500	7.673	$—
Exercisable at June 30, 2016	3,742,754	0.500	7.653	$—
Granted	10,000,000	0.06	3.00	$—
Outstanding at June 30, 2017	15,140,339	0.500	3.927	$—
Exercisable at June 30, 2017	15,027,839	$0.21	3.939	$—

LocatorX, Inc. Options

During the years ended June 30, 2017 and 2016, LocatorX granted 2,640,000 and 3,790,000 options to certain consultants and officers and are exercisable at $0.20 to $1.20 per share and expire in December 2020.

During the year ended June 30, 2016, 667,500 options were forfeited when the consultant that had vesting options did not have their contracts renewed. The options vest in twelve quarterly installments.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of each option award granted was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model and the fair value of the options is $267,514 and $387,661 for June 30, 2017 and 2016, respectively. The following assumptions were used for the options granted during the years ended June 30, 2017 and 2016:

	2017	2016
Risk-free interest rate	1.03%	0.45% - 1.07%
Expected volatility	84.31%	73.58% - 93.57%
Dividend yield	0.00%	0.00%
Expected option term	1.8 – 3 years	1.3 – 4.4 years

Options amortization expense of the LocatorX’s stock options was $75,979 and $128,161 for the year ended June 30, 2017 and 2016, respectively. A summary of the status of LocatorX’s stock options as of June 30, 2017 and 2016 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2015	300,000	$—
Granted	3,790,000	0.200
Forfeited	667,500	0.170
Outstanding at June 30, 2016	3,422,500	0.186	2.557	$—
Exercisable at June 30, 2016	663,333	0.349	2.745	$—

Forfeited	—	—
Granted	2,640,000	1.17
Outstanding at June 30, 2017	6,062,500	0.61	1.95	$—
Exercisable at June 30, 2017	2,079,994	$0.25	1.53	$—

Warrants

The estimated fair value of the warrants issued was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. Warrants expense was $84,894 and $152,167 for the years ended June 30, 2017 and 2016, respectively. The Company granted 16,224,324 warrants during the year ended June 30, 2017 in connection with a private placement. During the year ended June 30, 2017, the Company granted 2,250,000 warrants for services valued at $84,894.

The following table presents the warrant activity during the years ended June 30, 2017 and 2016 presented on a post 1 for 100 Reverse Split basis:

	Common Shares Covered by Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2015	2,965,343	$1.118	1.919	$—
Granted	11,666,667	0.060
Expired	(1,418,534)	1.352

Outstanding at June 30, 2016	13,213,476	0.159	1.813	$—
Exercisable at June 30, 2016	13,213,476	$0.159	1.813	$—
Granted	18,474,324	0.01
Expired	(513,476)	0.50
Outstanding at June 30, 2017	31,174,324	$0.067	1.0	$165,000
Exercisable at June 30, 2017	29,374,324	$0.067	1.0	$165,000

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of $84,894 and $152,167 for the warrants was determined on the date of effectiveness of the grant using the Black-Scholes option valuation model. The following assumptions were used for the warrants for the years ended June 30, 2017 and 2016:

	2017	2016
Risk-free interest rate	0.99%	0.99%
Expected volatility	266% - 284%	186% - 207%
Dividend yield	0.00%	0.00%
Expected option term	4 years	1 years

10.	Income Taxes

No provision for federal and state income taxes has been recognized for the years ended June 30, 2017 and 2016, as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

The Company had net operating loss carry-forwards for income tax reporting purposes of approximately $10,700,000 as of June 30, 2017, which may be offset against future taxable income. These net operating loss carry-forwards may be carried forward in varying amounts until the time when they expire in 2037. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business, both of which occurred on February 7, 2014. Therefore, the amount available to offset future taxable income has been limited.

Deferred tax assets consisted of the following as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Net operating loss carry-forwards	$3,600,000	$2,873,000
Valuation allowance	(3,600,000)	(2,873,000)
Net deferred tax asset	$—	$—

11.	Retirement Plan

Effective January 1, 2014, the Company adopted a qualified 401(k) deferred compensation plan, with deferrals beginning in June 2014. All employees who are eighteen years or older and have worked for at least three consecutive months are eligible to participate in the plan. The plan provides for mandatory safe-harbor matching contributions and discretionary non-elective contributions as determined by management. The Company did not elect to make any contributions for the year ended June 30, 2017 and 2016.

12.	Commitments and Contingencies

Employment Agreements

In March 2017, the Company entered into employment agreements with two executive officers for a term of 3 years. The agreements have contingencies for termination to pay severance up to twenty four months and health care. The agreements provide for additional bonus payments that are defined in the agreement.

Other

On November 16, 2015, SiberLaw LLP filed for a default judgment against VRE, Inc. for a liquidated amount of $146,736. The Duval county Florida court ruled in SiberLaw’s favor, and the amount is recorded as a liability on the balance sheet. SiberLaw registered a lien at the US Patent Trademark Office for all patents owned by the Company’s subsidiary Visual Real Estate Inc. These patents relate to Video Drive By family of patents including US Patent 7389181, 7929800, 8078396, 8090633, 8207964, 8213743, 8558848 and 8554015.

MV PORTFOLIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management and legal counsel, the outcome of such proceedings and litigation will not have a material adverse effect on the Company’s consolidated financial statements.

13.	Subsequent Events

Subsequent to June 30, 2017, the Company received $427,000 from LocatorX, Inc. as payment on advances from MVPI to LocatorX, Inc..

In November 2017, the Board of Directors extended the expiration date for 10,000,000 warrants expiring in September 2017 to December 2018.